Form 10-Q
period 1999-09-30
GLOBENET COMMUNICATIONS GROUP LTD
filed 1999-11-15
CIK 1092098

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      __________________________________

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the quarterly period ended September 30, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



                     GLOBENET COMMUNICATIONS GROUP LIMITED
             (Exact name of registrant as specified in its charter)


                                    Bermuda
                        (State or other jurisdiction of
                         incorporation or organization)


                              2 Carter's Bay Road
                             Southside, St. David's DDBX
                                    Bermuda
         (Address, including zip code, of principal executive offices)


                                 (441) 296-9000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes[ ]    No [x](no previous filing requirements)


     The number of shares, $1.50 par value per share, of the registrant's common shares outstanding as of September 30, 1999: 17,043,900 shares.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

                               Table of Contents

                                                                                           Page
     Part I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)

               Consolidated Balance Sheets.................................................   3

               Consolidated Statements of Shareholders' Equity.............................   4

               Consolidated Statements of Operations.......................................   5

               Consolidated Statements of Cash Flows.......................................   6

               Notes to Unaudited Consolidated Financial Statements........................   7

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................  14

          Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk............................................................  22



     Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.......................................................  23

          Item 2.  Changes in Securities and Use of Proceeds...............................  23

          Item 3.  Defaults Upon Senior Securities.........................................  23

          Item 4.  Submission of Matters to a Vote of Security Holders.....................  23

          Item 5.  Other Information.......................................................  24

          Item 6.  Exhibits and Reports on Form 8-K........................................  24

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     GlobeNet Communications Group Limited
                     Unaudited Consolidated Balance Sheets
             As at September 30, 1999, 1998 and December 31, 1998
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)




                                                                             September         December       September
                                                                                  1999             1998            1998
                                                                                     $                $               $
Assets

Current assets
Cash                                                                                 -            3,032           3,992
Restricted cash (note 3)                                                        80,000                -               -
Accounts receivable (net of allowance of $224; 1998 - $80;
     1998 - $50)                                                                 2,479            1,847           1,822
Other receivables                                                                  112              655             696
Due from related party                                                               -            1,363           1,312
Prepaid expenses and deposits                                                      646              338             382
                                                                             ------------------------------------------
                                                                                83,237            7,235           8,204

Restricted cash (note 3)                                                       450,971                -               -

Capital assets                                                                 111,252           47,612          47,680

Note receivable                                                                    374              350               -

Equity accounted for investment                                                      -                -             112

Other assets                                                                    24,245            1,063           1,061
                                                                             ------------------------------------------
                                                                               670,079           56,260          57,057
                                                                             ==========================================
Liabilities

Current liabilities
Accounts payable                                                                 4,476            3,871           5,093
Accrued liabilities                                                             12,356            4,971           3,106
Current portion of long-term debt (note 4)                                           -            3,000           2,250
                                                                             ------------------------------------------
                                                                                16,832           11,842          10,449

Long-term debt (note 4)                                                        400,000           35,019          37,935

Deferred revenue                                                                 6,648            2,695           2,799
                                                                             ------------------------------------------
                                                                               423,480           49,556          51,183
                                                                             ------------------------------------------
Shareholders' Equity

Share capital (notes 5 and 6)
Class A shares, 100 shares authorized
     Nil (1998 - 100) shares issued and outstanding                                  -                -               -
Class B shares, 2,000 shares authorized
     1,000 (1998 - nil) shares issued and outstanding                                2                -               -
Common shares, 24,000,000 authorized
     17,043,900 (1998 - 3,515,927) shares issued and outstanding                25,566            5,274           5,274

Additional paid-in capital (note 5)                                            244,424           16,377          16,377

Deficit                                                                        (23,393)         (14,947)        (15,777)
                                                                             ------------------------------------------
                                                                               246,599            6,704           5,874
                                                                             ------------------------------------------
                                                                               670,079           56,260          57,057
                                                                             ==========================================

Commitments and contingencies (notes 8 and 9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     GlobeNet Communications Group Limited
           Unaudited Consolidated Statements of Shareholders' Equity
             For the nine months ended September 30, 1999 and 1998
   -------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)



                                                                                                                        Total
                                                                                                                        Share-
                               Class A      Class B        Par       Common       Par        Additional               Holders'
                                shares       shares      value       shares     value           paid-in     Deficit    equity
                                                             $                      $         capital $                     $
December 31, 1997              100                -        -       3,515,927     5,274         16,377      (10,003)    11,648

Net loss for the period          -                -        -               -         -              -       (5,774)    (5,774)
                             --------------------------------------------------------------------------------------------------
September 30, 1998             100                -        -       3,515,927     5,274         16,377      (15,777)     5,874
                             ==================================================================================================

December 31, 1998              100                -        -       3,515,927     5,274         16,377      (14,947)     6,704

Compensatory share options       -                -        -               -         -          1,986            -      1,986
Share options exercised          -                -        -         129,041       194            754            -        948
Unpaid share subscription        -                -        -               -         -           (221)           -       (221)
Shares issued in private
 equity financing                -                -        -      13,263,646    19,895        250,683            -    270,578
Share issue costs                -                -        -               -         -        (11,665)           -    (11,665)
Shares issued                    -            1,000        2               -         -              -            -          2
Shares issued on
 conversion of
 subordinated debt and
 exercise of warrants            -                -        -       1,635,286     2,453         14,860            -     17,313
Shares purchased and
 cancelled                    (100)               -        -      (1,500,000)   (2,250)       (28,350)           -    (30,600)
Net loss for the period          -                -        -               -         -              -       (8,446)    (8,446)
                             ------------------------------------------------------------------------------------------------
September 30, 1999               -            1,000        2      17,043,900    25,566        244,424      (23,393)   246,599
                             ================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     GlobeNet Communications Group Limited
                Unaudited Consolidated Statements of Operations
For the three months ended September 30, 1999 and 1998 and the nine months ended
                          September 30, 1999 and 1998
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


                                                        For the three months ended                 For the nine months ended
                                                   ----------------------------------        --------------------------------

                                                        September           September          September            September
                                                             1999                1998               1999                 1998
                                                                $                   $                  $                    $
Revenue
Telecommunication services                                6,503                6,260               19,468               16,257
IRU capacity                                                 79                   66                  236                1,587
                                                   --------------------------------------------------------------------------------

                                                          6,582                6,326               19,704               17,844
                                                   --------------------------------------------------------------------------------

Expenses
Carrier charges                                           2,386                4,041                8,446               10,855
Cost of IRU capacity                                          -                    -                    -                  547
General and administrative expenses                       6,901                2,273               11,605                6,821
Amortization of deferred financing costs                    815                   81                  975                  241
Amortization of capital assets                              666                  591                1,930                1,749
                                                   --------------------------------------------------------------------------------

                                                         10,768                6,986               22,956               20,213
                                                   --------------------------------------------------------------------------------

Operating loss                                           (4,186)                (660)              (3,252)              (2,369)

Interest on long-term debt                                7,372                  958                8,949                2,543
Accrued contingent interest (note 4(a))                      43                  241                  538                  713
Interest income                                          (5,097)                 (46)              (5,198)                 (55)
                                                   --------------------------------------------------------------------------------
Loss before income taxes, minority interest,
 equity accounted for investment and
 extraordinary item                                      (6,504)              (1,813)              (7,541)              (5,570)

Provision for income taxes                                  (77)                  (9)                 (96)                 (26)
                                                   --------------------------------------------------------------------------------
Loss before minority interest, equity accounted
 for investment and extraordinary item                   (6,581)              (1,822)              (7,637)              (5,596)

Minority interest                                             -                    -                    -                  204
Loss from equity accounted for investment                     -                 (173)                   -                 (382)
                                                   --------------------------------------------------------------------------------

Loss before extraordinary item                           (6,581)              (1,995)              (7,637)              (5,774)

Extraordinary loss from write-off of deferred
 financing costs - net of tax (note 4(a))                  (809)                   -                 (809)                   -
                                                   --------------------------------------------------------------------------------

Net loss and comprehensive loss for the period           (7,390)              (1,995)              (8,446)              (5,774)
                                                   ================================================================================
Basic and fully diluted loss per common share
 before extraordinary item (note 7)                       (0.43)               (0.57)               (1.02)               (1.64)
                                                   ================================================================================

Basic and fully diluted loss per common share
 (note 7)                                                 (0.48)               (0.57)               (1.12)               (1.64)
                                                   ================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     GlobeNet Communications Group Limited
                Unaudited Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1999 and 1998
------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)

                                                                                    1999                        1998
                                                                                       $                           $
Cash provided by (used in)

Operating activities
Net loss for the period                                                            (8,446)                     (5,774)
Items not involving cash
   Amortization of capital assets                                                   1,930                       1,749
   Writedown of other assets                                                            -                         174
   Amortization of deferred financing costs                                           975                         241
   Extraordinary loss - write-off of deferred financing costs                         809                           -
   Minority interest                                                                    -                        (204)
   Loss from equity accounted for investment                                            -                         382
   Accrued contingent interest                                                        538                         713
   Gain on granting of indefeasible rights of use and loss on sale of capital
    assets                                                                              -                        (970)
   Compensatory share options                                                       1,986                           -
                                                                               --------------------------------------

                                                                                   (2,208)                     (3,689)
Net change in non-cash operating items
   Accounts receivable                                                               (632)                       (552)
   Other receivables                                                                  543                         958
   Prepaid expenses and deposits                                                     (226)                        (83)
   Accounts payable                                                                   605                      (5,147)
   Accrued liabilities                                                                340                         926
   Interest payable                                                                 8,980                       1,117
   Deferred revenue                                                                 3,953                       1,278
                                                                               --------------------------------------

                                                                                   11,355                      (5,192)
                                                                               --------------------------------------
Financing activities
Exercise of common share options                                                      948                           -
Issuance of common shares                                                         258,913                           -
Purchase and cancellation of common shares                                        (30,600)                          -
Proceeds from issuance of long-term debt                                          400,500                       9,350
Repayment of long-term debt                                                       (23,677)                          -
Deferred financing costs                                                          (25,048)                          -
Unpaid share subscription                                                            (221)                          -
                                                                               --------------------------------------

                                                                                  580,815                       9,350
                                                                               --------------------------------------
Investing activities
Restricted cash                                                                  (530,971)                          -
Purchase of capital assets                                                        (65,570)                     (1,132)
Granting of indefeasible rights of use and proceeds on sale of capital assets           -                       1,521
Change in other assets                                                                  -                        (207)
Due from related party                                                              1,363                      (1,312)
Note receivable                                                                       (24)                          -
Advances to equity accounted for investment                                             -                        (397)
                                                                               --------------------------------------
                                                                                 (595,202)                     (1,527)
                                                                               --------------------------------------

Increase (decrease) in cash for the period                                          (3,032)                      2,631

Cash - Beginning of period                                                          3,032                       1,361
                                                                               --------------------------------------
Cash - End of period                                                                    -                       3,992
                                                                               ======================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     GlobeNet Communications Group Limited
             Notes to Unaudited Consolidated Financial Statements
                September 30, 1999, 1998 and December 31, 1998
-------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)

1    Formation and operations

     GlobeNet Communications Group Limited (the "Company") was incorporated and registered on June 25, 1998 as a Bermuda exempt company as part of a reorganization of the TeleBermuda group of companies. Under the reorganization TBI became a wholly owned subsidiary of the Company and the issued shares of TBI were exchanged on a one for one basis with substantially the same rights and privileges as before.

     The Company, through its subsidiaries, provides, maintains and operates a public telecommunications service in Bermuda facilitated by its ownership of its BUS-1 cable system between Bermuda and the United States. On January 10, 1997, TBI was granted, for no consideration, its public telecommunications service licence in Bermuda under the provisions of the Telecommunications Act, 1986 and the Public Telecommunication Service (Licence) Regulations, 1988 for a five-year term.

     In addition, TBI has an interconnection agreement with the Bermuda Telephone Company ("BTC"), the domestic carrier, that enables the Company to directly connect its operating facility with BTC in order to terminate traffic in and receive traffic from Bermuda for as long as each party has its public telecommunications service license in Bermuda. No consideration was paid by the Company in relation to this agreement.

     On June 16, 1999, the Company entered into a supply contract, subject to certain terms and conditions, including the securing of financing, to expand its operations by building a fibre optic submarine cable system called Atlantica-1 linking Bermuda, North and South America. On July 14, 1999, the Company secured financing totalling $970,580 for the development and construction of Atlantica-1. Such financing is comprised of a private placement equity offering for aggregate net proceeds of $270,580, the issuance of debt of $300,000 and a bank credit facility of up to $400,000.

2    Interim unaudited consolidated financial statements

     The unaudited consolidated balance sheets as at September 30, 1999, September 30, 1998 and December 31, 1998, the unaudited consolidated statements of operations for the nine months ended September 30, 1999 and September 30, 1998 and the three months ended September 30, 1999 and September 30, 1998 and the unaudited consolidated statements of shareholders' equity and cash flows for the nine months ended September 30, 1999 and September 1998, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the consolidated financial statements are of a normal recurring nature. The data disclosed in the notes to the consolidated financial statements for these periods are also unaudited. Results for the three month and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                     GlobeNet Communications Group Limited
             Notes to Unaudited Consolidated Financial Statements
                September 30, 1999, 1998 and December 31, 1998
-------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)

3  Restricted cash

   Components of restricted cash are:

                                                                             September               December            September
                                                                                  1999                   1998                 1998
                                                                                     $                      $                    $
      Cash                                                                       8,017                      -                    -
      Cash equivalents maturing within 90 days:
         Commercial paper                                                      413,401                      -                    -
         Term deposit                                                          109,553                      -                    -
                                                                     -------------------------------------------------------------

                                                                               530,971                      -                    -

      Less: Current portion                                                     80,000                      -                    -
                                                                     -------------------------------------------------------------

                                                                               450,971                      -                    -
                                                                     =============================================================

   The Company's use of cash is generally restricted under the terms of the Credit Facility (as defined below in Note 4 (c)) to operating and capital expenditures related to the Atlantica-1 project and to other telecommunications activities. The investment of the cash is restricted to investments with a credit rating of A-1 or P-1.


4  Long-term debt

                                                                             September               December            September
                                                                                  1999                   1998                 1998
                                                                                     $                      $                    $
   Term loan (a)                                                                     -                 21,990               23,990
   Operating credit facility (a)                                                     -                  1,687                2,100
   Subordinated debentures and retractable warrants (a)                              -                 13,000               13,000
   Senior notes (b)                                                            300,000                      -                    -
   Bank credit facility (c)                                                    100,000                      -                    -
   Accrued contingent interest (a)                                                   -                  1,342                1,095
                                                                     -------------------------------------------------------------

                                                                               400,000                 38,019               40,185

   Less: Current portion                                                             -                  3,000                2,250
                                                                     -------------------------------------------------------------

                                                                               400,000                 35,019               37,935
                                                                     =============================================================

                     GlobeNet Communications Group Limited
             Notes to Unaudited Consolidated Financial Statements
                September 30, 1999, 1998 and December 31, 1998
-------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)

   a) On July 14, 1999, the Company repaid $21,408 for the term loan, operating credit facility and certain accrued interest on the subordinated debentures. As well, all of the remaining obligations to the subordinated debentureholders were retired when the subordinated debentureholders elected to exercise their warrants and convert the principal and remaining accrued interest on their subordinated debt into 1,635,286 common shares. In conjunction with this, deferred financing costs of $809 were written off.

   b) On July 14, 1999 the Company issued debt in the principal amount of $300,000 in the form of 13% senior notes maturing July 15, 2007. Interest on these notes accrues at a rate of 13% per annum, payable semi-annually in arrears on each January 15 and July 15 commencing January 15, 2000. The notes are unsecured. At September 30, 1999 interest of $8,450 was accrued and recorded in accrued liabilities.

   c) On July 14, 1999 the Company secured a bank credit facility ("Credit Facility") of up to $400,000, that consists of various term facilities totalling $390,000 and a $10,000 revolving credit facility. In addition, under the Credit Facility, the Company may also request an additional facility of up to $50,000, subject to lender approval and other restrictions. All loans under the Credit Facility mature on June 30, 2005 except for one of the term facilities of $100,000 which matures on September 30, 2005. The interest rates on the loans under the Credit Facility range from Libor plus 3.5% to Libor plus 4.0% and availability of funds under the Credit Facility is subject to certain terms and conditions. Substantially all of the assets of the Company and its present and future direct and indirect subsidiaries have been pledged as collateral for the Credit Facility. In addition, a third party supplier has provided an initial guarantee subject to certain conditions and adjustments of up to $100,000 for one of the term facilities.

       As at September 30, 1999 the unused facility was $300,000, the average rate of interest was 10.37% and interest of $597 was accrued and recorded in accrued liabilities.

   The principal repayments in respect of the senior notes and the Credit Facility are as follows:

                                                                                                        $
      Fiscal year  2002                                                                             1,000
                   2003                                                                             1,000
                   2004                                                                             1,000
                   2005                                                                            97,000
                   2007                                                                           300,000
                                                                                            -------------

                                                                                                  400,000
                                                                                            -------------


5  Share capital

   a)  Authorized

       The Company is authorized to issue 24,000,000 common shares with a par value of $1.50 per share, 100 Class A restricted voting shares with a par value of $1.50 per share, and 2,000 Class B restricted voting shares with a par value of $1.50 per share.

                     GlobeNet Communications Group Limited
             Notes to Unaudited Consolidated Financial Statements
                September 30, 1999, 1998 and December 31, 1998
-------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


       The Board of Directors has the authority to issue common shares, securities convertible into common shares or grant options, up to a maximum of 20% of the fully diluted shares of the Company pursuant to a general mandate of the shareholders. This mandate will expire at the next annual meeting of the shareholders, unless it is re-approved at that meeting.

   b)  Issued and outstanding shares

                                                                                                                       Additional
                                                  Class A    Class B        Par         Common              Par           paid-in
                                                   shares     shares      value         shares            value           capital
                                                                              $                               $                 $
         December 31, 1997                            100          -          -      3,515,927            5,274            16,377
         Share options exercised                        -          -          -              -                -                 -
         Shares issued                                  -          -          -              -                -                 -
                                                  -------------------------------------------------------------------------------

         September 30, 1998                           100          -          -      3,515,927            5,274            16,377
                                                  -------------------------------------------------------------------------------


         December 31, 1998                            100          -          -      3,515,927            5,274            16,377
         Compensatory share options (i)                 -          -          -              -                -             1,986
         Share options exercised (ii)                   -          -          -        129,041              194               754
         Unpaid share subscription (ii)                 -          -          -              -                -              (221)
         Shares issued (iii)                            -          -          -     13,263,646           19,895           239,018
         Shares purchased and
             cancelled (iv)                          (100)         -          -              -                -                 -
         Shares issued (v)                              -      1,000          2              -                -                 -
         Shares issued on conversion
             of subordinated debt
             and exercise of
             warrants (vi)                              -          -                 1,635,286            2,453            14,860
         Shares purchased and
             cancelled  (vii)                           -          -          -     (1,500,000)          (2,250)          (28,350)
                                                  -------------------------------------------------------------------------------

         September 30, 1999                             -      1,000          2     17,043,900           25,566           244,424
                                                  -------------------------------------------------------------------------------

   All issued and outstanding common shares are fully paid.

   Effective June 15, 1999, the authorized common shares of the Company were increased by 10,499,900 to an aggregate total of 17,499,800 common shares. In addition, the Company's bye-laws authorized the creation of 100 Class B shares. On July 12, 1999, the authorized common shares and Class B shares of the Company were increased by 6,500,200 and 1,900, respectively.

   i) On July 9, 1999, 35,000 options, with an exercise price of $19.00 were granted to directors. The market price of these options on the measurement date was $20.40. The difference between the exercise price and market price has been reflected as compensation expense.

       On July 14, 1999, the vesting occurred on 165,000 options which were granted to certain officers and directors on April 12, 1999 at an exercise price less than the market price of the stock. The exercise price on these options is $9.00 and the market price of the stock on the measurement date was $20.40. The difference between the exercise price and market price has been reflected as compensation expense.

                     GlobeNet Communications Group Limited
             Notes to Unaudited Consolidated Financial Statements
                September 30, 1999, 1998 and December 31, 1998
-------------------------------------------------------------------------------

(in thousands of U.S. dollars, except share and per share amounts)


   ii) Share options were exercised at an average price of $7.35. As at September 30, 1999, the Company has a receivable of $221 relating to the exercise of these options from First Bermuda Securities Ltd., of which a director of the Company is the Chief Executive Officer.

   iii) On July 14, 1999 the Company completed a private placement equity offering. Pursuant to the offering, the Company issued 13,263,646 shares with a par value of $1.50 each at $20.40 per share for aggregate proceeds of $258,913, net of expenses related to the offering of $11,665.

   iv) On July 14, 1999 the Company purchased for cancellation 100 Class A shares at par value of $1.50 per share.

   v) In connection with the private placement equity offering, 1,000 Class B shares were issued with a par value of $1.50 on July 14, 1999 to certain shareholders. The Company must have the approval of a majority of the Class B shareholders before entering into certain transactions, including, but not limited to issuance of securities, incurring indebtedness, amending material contracts, appointing or dismissing members of senior management or terminating or suspending construction under the Alcatel contract.

   vi) On July 14, 1999 the subordinated debentureholders elected to exercise their warrants and convert the principal and remaining accrued interest on their subordinated debt into 1,635,286 shares. The number of shares issued in respect of the subordinated debentures and accrued contingent interest obligation are included in equity at their carrying amounts.

   vii) On August 9, 1999 the Company purchased for cancellation 1,500,000 outstanding common shares with a par value of $1.50 each at $20.40 per share for a total cost of $30,600. Commissions of $450 were paid to First Bermuda Securities Ltd., of which a director of the Company is the Chief Executive Officer.

6  Common share options

   The Company awards options to employees, officers and directors of the Company under the terms of the 1997 and 1998 Share Option and Incentive Plans. In addition, the Board has the authority to grant options outside of these plans under separate stock option agreements.

   On April 12, 1999, the Company granted 540,000 options at an exercise price of $9.00 with a ten-year term to certain officers and directors. These options vest in three separate tranches based upon the Company meeting certain milestones related to the Atlantica-1 project. On July 14, 1999, the first vesting milestone occurred on 165,000 of these options, when the financing was secured (note 4). The difference between the exercise price and the market value of the shares at the time of vesting amounted to $1,937 and has been reflected as compensation expense.

   On May 21, 1999, the Company granted 5,000 options to employees at terms identical to the employee options granted in fiscal 1998.

                     GlobeNet Communications Group Limited
             Notes to Unaudited Consolidated Financial Statements
                September 30, 1999, 1998 and December 31, 1998
-------------------------------------------------------------------------------

(in thousands of U.S. dollars, except share and per share amounts)


   On July 9, 1999, the Company granted 35,000 options at an exercise price of $19.00 with a ten-year term to certain directors. The vesting of these options occurred on July 14, 1999. The difference between the exercise price and the market value of the shares at the time of vesting amounted to $49 and has been reflected as compensation expense.

   At September 30, 1999 there were 1,251,448 (1998 - 543,489) outstanding common share purchase options at a weighted average exercise price of $7.78 (1998 - $6.73). During the nine month period ended September 30, 1999, 6,000 (1998 - 13,000) options were forfeited at a weighted average exercise price of $8.67 (1998 - $8.00). These options expire on various dates from 2001 to 2009 and generally vest over a three-year period.


7  Basic and fully diluted loss per common share

   The basic loss per common share is calculated using the weighted average number of common shares outstanding of 15,361,066 (1998 - 3,515,927) for the three months ended September 30, 1999 and 1998, and 7,507,695 (1998 - 3,515,927) for the nine months ended September 30, 1999 and 1998. The weighted average number of common shares on a fully diluted basis is calculated on the same basis as the basic weighted average number of shares as the Company is in a loss position and the effects of possible conversions or exercises would be anti-dilutive.


8  Commitments

   a) The Company has entered into operating lease agreements for its premises. Minimum lease commitments pursuant to these leases over the next five years and thereafter are as follows:

                                                                                                        $
         September 30,  2000                                                                          840
                        2001                                                                          881
                        2002                                                                          867
                        2003                                                                          879
                        2004                                                                          879
                        Thereafter                                                                 12,401
                                                                                            -------------

                                                                                                   16,747
                                                                                            =============

   b) On June 16, 1999, the Company entered into a supply contract with Alcatel Submarine Networks and Alcatel Submarine Networks, Inc ("Alcatel") to construct a fibre optic submarine cable system called Atlantica-1 linking Bermuda, North and South America for a total contract price of $620,861, (of which $62,086 has been recorded at September 30, 1999), which amount is subject to amendment by the mutual agreement of the parties.

                     GlobeNet Communications Group Limited
             Notes to Unaudited Consolidated Financial Statements
                September 30, 1999, 1998 and December 31, 1998
-------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


   Future payments are based upon a specified billing schedule and are due when the corresponding project milestone has been achieved and engineer acceptance has been provided. The future minimum payments, beyond the $62,086 that has been recorded as at September 30, 1999, required as a result of this contract, are as follows:

                                                                                                        $
         Three months ended December 31, 1999                                                      93,129
         Year ending December 31, 2000                                                            465,646
                                                                                            -------------

                                                                                                  558,775
                                                                                            =============

   c) In the normal course of business, the Company has also entered into a number of contracts under which it is committed to the purchase and supply of telecommunication services at fixed prices. It is not anticipated that losses will be incurred on these contracts.

9  Contingencies

   The Company is contingently liable in respect of an irrevocable standby letter of credit issued by a bank on its behalf in the amount of $55 (1998 - $55).


10 Segmented information

   The Company is in the business of international telecommunication services and views this as one business segment.

11 Subsequent events

   a) On October 7, 1999, the Company granted 429,019 options at an exercise price of $20.40 to certain officers. Of these options, 129,019 vest immediately and 300,000 vest over three years, although vesting on these options may be accelerated as a result of certain events.

   b) Effective November 1, 1999, all governmental approvals were obtained to enable the Company to indirectly acquire all of the shares of TeleBermuda International L.L.C., which holds, among other things, the landing license for the Bus-1 system in the United States, that it did not previously own.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

     You should read the discussion in this section in conjunction with our unaudited interim consolidated financial statements and the notes thereto included elsewhere in this report. Certain information contained in this section, including information with respect to our plans and expectations for our business, is forward-looking. You should carefully consider the factors set forth in this section under the caption "Forward-Looking Statements" and elsewhere in this report and in the "Risk Factors" section of the Company's registration statement on Form S-4 on file with the Securities and Exchange Commission for a discussion of important factors that could cause actual results to differ materially from any forward-looking statements contained in this report.

Overview

     GlobeNet Communications Group Limited was incorporated and registered on June 25, 1998 as a Bermuda exempt company as part of a reorganization of the TeleBermuda International Limited ("TBI") group of companies. Under the reorganization, TBI, which was incorporated on January 6, 1995, became our wholly owned subsidiary, and the issued shares of TBI were exchanged for our common shares on a one-for-one basis with substantially the same rights and privileges.

     Historically, through our wholly owned subsidiary TBI, we have provided retail international telecommunications services to, from and through Bermuda. We plan to extend our business to become a provider of city-to-city international telecommunications network solutions on a wholesale "carriers' carrier" basis using a combination of undersea fiber optic cable systems and terrestrial extensions. We are currently developing the Atlantica-1 Network, an undersea fiber optic cable system, as part of this plan.

     Our international telecommunications network solutions business is in the development stage and, accordingly, our historical consolidated financial information relates primarily to TBI's retail international telecommunications business and is not necessarily indicative of future results.

     We report our results in U.S. dollars, although historically a significant portion of our revenues and expenses have been settled in Bermuda dollars, which are pegged to the U.S. dollar at par. Therefore, currency fluctuations have not affected the results of our existing operations. Substantially all of our costs incurred in connection with the Atlantica-1 Network will be incurred in U.S. dollars. While we expect to invoice a majority of our customers in U.S. dollars, we may be required to invoice certain customers in other currencies. To the extent we receive revenues in currencies other than U.S. dollars, our results of operations may be impacted by currency fluctuations.

Revenues

     Revenues from international long-distance services are derived from the number of minutes of use billed by us and are recorded as the services are rendered, after deducting an estimate for the traffic for which revenue will not be collected. Historically deductions have not been material. Revenues from prepaid calling cards are recognized at the time of usage or upon expiration of the card. Revenues from private line services are recognized as earned on a monthly basis.

  Customers may enter into agreements to purchase capacity from us in the form of the granting of indefeasible rights of use, or IRUs, portable IRUs or capacity leases. Revenue from the sale of capacity by us is recognized at the date a customer first has access to the capacity, provided certain conditions are met. IRU and portable IRU sales are methods of transferring rights to fiber optic cable capacity that grant to the purchaser an indefeasible right to use the unit of capacity sold for the time, usually the remaining life of the system, to which the IRU applies. Once the IRU is granted to the purchaser, the purchase price is non-refundable and the purchaser is required to pay operations, administration and maintenance fees for as long as connectivity is maintained. The proceeds from the long-term operating lease of capacity are deferred and amortized over the term of the contract.

Recent accounting pronouncements

  FASB Interpretation No. 43, "Real Estate Sales - an interpretation of FASB Statement No. 66", was issued in June 1999. It clarifies the standards for recognition of profit on all real estate sales transactions, including those related to fibre optic cable that cannot be removed and used separately from the real estate without incurring significant costs. This interpretation is effective for all applicable transactions after June 30, 1999. However, no such transactions have been entered into after June 30, 1999 and we have not yet completed our analysis of the applicability or the impact of this statement on future transactions.

Carrier Charges and Cost of IRU Capacity

  TBI's cost of services is comprised primarily of local access charges and international termination costs. Local access charges are paid to the Bermuda Telephone Company for each minute of traffic that we originate or terminate in Bermuda. As of January 1, 1999, the Minister of Telecommunications and Technology's December 1998 directive reduced TBI's local access charge to $0.15 per minute for both originating and terminating traffic. The directive mandated a second reduction on July 1, 1999 to $0.10 per minute, with a subsequent rate determination to be made in December 1999.

  International terminations are completed through our correspondent carriers and are charged to us on the basis of prevailing international settlement rates. We receive return traffic on the major routes that effectively offset our payments for Bermuda-originated traffic. Our primary correspondent carriers are MCI WorldCom and British Telecom. The current settlement rates with carriers in the United States and the United Kingdom, which comprise the largest markets for Bermuda-originated traffic, are $0.35 per minute and the equivalent of $0.48 per minute, respectively. The rates for international terminations have declined recently and we expect they will continue to decline as international conventions are modified and competition among international carriers intensifies.

  For our wholesale carriers' carrier business, costs to build our systems are capitalized. The cost of capacity sales are calculated on a pro rata basis of total capacity sold in relation to the estimated total capacity.

Operating Expenses

  Our operating expenses include network expenses and general and administrative costs incurred to sustain and expand our Bermuda operations, as well as to plan and finance the intended construction of the Atlantica-1 Network. As our systems develop, additional resources will be required to provide for operations and for sales of capacity. Prior to the ready for service, or RFS, date for the connection from Tuckerton, New Jersey to Fortaleza, Brazil via Bermuda, we will enter into an agreement with a third party that will provide operation, administration and maintenance services on our systems. Following this RFS date, we expect to recover a substantial portion of our operating, administration and maintenance costs from periodic payments by customers. The amounts of these payments will be based on the pro rata capacity purchased by the customer in relation to the total capacity of the system. Each customer's pro rata share will be capped and therefore, our share of operation, administration and maintenance costs will be higher at the outset and will decline over time as capacity is sold.

Results of Operations - Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998

Revenues

  Revenues increased to $6.6 million for the three months ended September 30, 1999 compared to $6.3 million for the three months ended September 30, 1998, an increase of 4.8%.

  Outbound revenues increased to $5.4 million for the three months ended September 30, 1999 compared to $5.2 million for the three months ended September 30, 1998. This increase was the result of an increase in traffic volume offset by a rate reduction for commercial and residential customers introduced on April 1, 1999. The average rate per outbound minute realized was $0.88 for the three months ended September 30, 1999 compared to $0.94 for the three months ended September 30, 1998. Outbound traffic volumes increased to 6.1 million minutes for the three months ended September 30, 1999 from 5.5 million minutes for the three months ended September 30, 1998. These volume increases were a response to an increase in marketing and advertising by the Company and were reflective of a positive response to the rate reductions.

  Inbound revenue decreased to $0.6 million during the three months ended September 30, 1999 compared to $0.7 million during the three months ended September 30, 1998, a decrease of 14.3%. Further, revenue from TBI's debit card product increased to $0.4 million during the three months ended September 30, 1999 compared to $0.2 million during the three months ended September 30, 1998, an increase of 100.0%. This increase was the direct result of a distribution arrangement for the debit cards introduced in November 1998.

Carrier Charges and Cost of IRU Capacity

  Carrier Charges and Cost of IRU Capacity decreased to $2.4 million during the three months ended September 30, 1999 compared to $4.0 million during the three months ended September 30, 1998, a decrease of 40.0%.

  This decrease was largely due to local access charges for Bermuda originating and terminating traffic which decreased to $0.9 million for the three months ended September 30, 1999 from $2.0 million for the three months ended September 30, 1998, a decrease of 55.0%. The decrease reflects reductions in the settlement rates paid to the Bermuda Telephone Company. These settlement rates were reduced from $0.27 per minute to $0.10 per minute for outbound traffic and from $0.24 per minute to $0.10 per minute for inbound traffic.

  Foreign settlements for the three months ended September 30, 1999 decreased to $1.4 million from $2.0 million for the three months ended September 30, 1998, a decrease of 30.0%. This decrease was largely due to reductions in costs to terminate calls to countries other than the U.S. and the U.K. During the three months ended September 30, 1999 and 1998, the settlement rate with U.S. carriers and U.K. carriers was unchanged.

General and Administrative Expenses

  General and Administrative Expenses increased during the three months ended September 30, 1999 to $6.9 million compared to $2.3 million during the three months ended September 30, 1998, an increase of 200.0%. This increase was primarily due to an increase in compensation expense of $2.0 million resulting from the vesting of certain stock options to the Company's directors and officers. The increase was also due to marketing, promotion and administrative costs associated with the Atlantica-1 Network and commitment fees related to the Atlantica-1 Network financing.

Amortization Expense

  Amortization of capital assets for the three months ended September 30,1999 increased to $0.7 million from $0.6 million for the three months ended September 30,1998, an increase of 16.7%. This increase resulted largely from the addition of network and telecommunications equipment.

  Amortization of deferred financing costs during the three months ended September 30, 1999 increased to $0.8 million compared to $0.1 million during the three months ended September 30, 1998, an increase of 700.0%. This increase resulted from the amortization of deferred financing costs incurred as a result of the financing of the Atlantica-1 Network.

Interest expense

  Interest on long-term debt increased to $7.4 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998, an increase of 640.0%. This increase was a result of interest costs on the debt financing for the development of the Atlantica-1 Network secured by the Company in July 1999.

Interest income

  Interest income during the three months ended September 30, 1999 increased to $5.1 million from $46,000 during the three months ended September 30, 1998. This increase was a result of investing certain proceeds from our July 1999 financing for the Atlantica-1 Network.

Results of Operations - Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998

Revenues

  Revenues increased to $19.7 million for the nine months ended September 30, 1999 from $17.8 million for the nine months ended September 30, 1998, an increase of 10.7%.

  Outbound revenues increased to $15.3 million for the nine months ended September 30, 1999 compared to $13.7 million for the nine months ended September 30, 1998, an increase of 11.7%. This increase was the result of an increase in commercial and residential traffic but was offset by a rate reduction for commercial and residential customers introduced on April 1, 1999. The average rate per outbound minute realized was $0.88 for the nine months ended September 30, 1999 compared to $0.94 for the nine months ended September 30, 1998. Outbound traffic volumes increased to 17.5 million minutes for the nine months ended September 30, 1999 from 14.6 million minutes for the nine months ended September 30, 1998. These volume increases were a response to an increase in marketing and advertising by the Company and were reflective of a positive response to the rate reductions.

  Inbound revenues increased to $3.0 million for the nine months ended September 30, 1999 compared to $2.0 million for the nine months ended September 30, 1998, an increase of 50.0%. Revenue from debit sales increased to $0.9 million for the nine months ended September 30, 1999 compared to $0.3 million for the nine months ended September 30, 1998, an increase of 200.0%. This increase was the direct result of a distribution arrangement for the debit cards introduced in November 1998.

  These increases were offset by the lack of any IRU sales for the nine months ended September 30, 1999 compared to $1.5 million for the nine months ended September 30, 1998.

Carrier Charges and Cost of IRU Capacity

  Carrier charges and Cost of IRU Capacity decreased to $8.4 million for the nine months ended September 30, 1999 compared to $11.4 million for the nine months ended September 30, 1998, a decrease of 26.3%. This decrease was largely due to a reduction in local access charges for Bermuda originating and terminating traffic. These charges decreased to $3.5 million for the nine months ended September 30, 1999 from $5.0 million for the nine months ended September 30, 1998, a decrease of 30.0%. The decrease reflects reductions in the settlement rates paid to the Bermuda Telephone Company. For outbound traffic these settlement rates were reduced from $0.27 per minute in 1998 to $0.15 per minute in January 1999 with a further reduction to $0.10 per minute in July 1999. For inbound traffic these settlement rates were reduced from $0.24 per minute in 1998 to $0.15 per minute in January 1999 with a further reduction to $0.10 per minute in July 1999.

  Foreign settlements for the nine months ended September 30, 1999 decreased to $4.9 million from $5.8 million for the nine months ended September 30, 1998, a decrease of 15.5%. This decrease was largely due to reductions in costs to terminate calls to countries other than the U.S. and the U.K. During the nine months ended September 30, 1999 and 1998, the settlement rate with U.S. carriers and U.K. carriers was unchanged.

  The cost of the sale of cable capacity in the nine months ended September 30, 1998 totaled $547,000. There were no capacity sales in the nine months ended September 30, 1999.

General and Administrative Expenses

  General and Administrative Expenses for the nine months ended September 30, 1999 increased to $11.6 million compared to $6.8 million for the nine months ended September 30, 1998, an increase of 70.6%. This increase was mainly due to an increase in compensation expense of $2.0 million resulting from the vesting of certain stock options to the Company's directors and officers. The increase was also due to marketing, promotion and administrative costs associated with the Atlantica-1 Network and commitment fees related to the Atlantica-1 Network financing.

Amortization Expense

  Amortization of capital assets for the nine months ended September 30, 1999 increased to $1.9 million from $1.7 million for the nine months ended September 30, 1998, an increase of 11.8%. This increase resulted largely from the addition of network and telecommunications equipment.

  Amortization of deferred financing costs for the nine months ended September 30, 1999 increased to $1.0 million compared to $0.2 million for the nine months ended September 30, 1998, an increase of 400.0%. This increase resulted from the amortization of deferred financing costs incurred as a result of the financing of the Atlantica-1 Network.

Interest expense

  Interest on long-term debt for the nine months ended September 30, 1999 increased to $8.9 million from $2.5 million for the nine months ended September 30, 1998, an increase of 256.0%. This increase was a result of the debt financing for the development of the Atlantica-1 Network secured by the Company in July 1999.

Interest income

  Interest income for the nine months ended September 30, 1999 increased to $5.2 million from $55,000 for the nine months ended September 30, 1998. This increase was a result of investing certain proceeds from our July 1999 financing for the Atlantica-1 Network.

Extraordinary loss

  During July 1999, the Company recognized an extraordinary loss of $0.8 million in connection with the re-financing comprising a write-off of unamortized deferred financing costs.

Liquidity and Capital Resources

  On July 14, 1999, the Company secured financing totaling $986.0 million for the development and construction of the Atlantica-1 fiber optic submarine cable system linking North America, Bermuda and South America. The financing is comprised of the following components:

 .  A private placement of common shares issued at $20.40 per share (par value
   $1.50) and Class B shares, which have special voting rights, for aggregate proceeds of $270.6 million. The Company subsequently used $30.6 million of these proceeds to redeem 1,500,000 common shares at an aggregate price of $20.40 per share (less expenses) from existing shareholders.

 . The issuance of debt in the principal amount of $300.0 million in the form of 13% senior notes maturing July 15, 2007. Interest on these notes accrues at a rate of 13% per annum, payable semi-annually in arrears on each January 15 and July 15 commencing January 15, 2000. The notes are unsecured.

 . A bank credit facility ("Credit Facility") of up to $400.0 million that consists of various term facilities totaling $390.0 million and a $10.0 million revolving credit facility. Our subsidiary GlobeNet Communications Holdings Ltd. ("Holdings"), the borrower under the Credit Facility, may also request an additional facility of up to $50.0 million, subject to lender approval and other restrictions. All loans under the Credit Facility mature on June 30, 2005 except for one of the term facilities of $100.0 million which matures on September 30, 2005. The interest rates on the loans under the Credit Facility range from London Interbank Offered Rate, or LIBOR, plus 3.5% to LIBOR plus 4.0%. Availability of funds under the Credit Facility is subject to certain terms and conditions. Substantially all of the assets of Holdings and of its present and future direct and indirect subsidiaries have been pledged as collateral for the Credit Facility. In addition, the ultimate parent company of the supplier for the Atlantica-1 Network has provided an initial guarantee of $100.0 million of one of the term facilities subject to certain conditions and adjustments.

 . The retirement of subordinated loans in the principal amount of $13.5 million when our subordinated lenders elected to effectively convert the principal and $1.9 million of accrued interest on their subordinated loans into 1,635,286 common shares.

   In September 1999, the Company borrowed $100 million under one of its term facilities.

  The Company's use of cash is generally restricted under the terms of the Credit Facility to operating and capital expenditures related to the Atlantica-1 Network and to other telecommunications activities. The investment of the cash is restricted to investments with a minimum credit rating of A-1 or P-1.

  The development of the Atlantica-1 Network will require us to make significant capital expenditures in connection with building the undersea cable system and the related landing stations, and securing terrestrial capacity to connect the landing stations with major cities. We estimate the total cost to build the Atlantica-1 Network, including the secondary strand of the Rio extension, (which will connect Fortaleza, Brazil and Rio de Janeiro, Brazil), the Caracas extension, (which will connect Macuto, Venezuela and Caracas, Venezuela), landing stations and capital contingencies, will be $825 million. This estimate does not include potential capital costs, if any, associated with securing terrestrial capacity, including any terrestrial extension to Buenos Aires, Argentina.

  We have commitments under our supply contract with Alcatel Submarine Networks and Alcatel Submarine Networks, Inc. (collectively, "Alcatel") to make payment installments in varying amounts as construction milestones are achieved on the Atlantica-1 Network. The total of these payment installments is as follows:

     .  Three months ended December 31, 1999      $  93.1 million
     .  Year ending December 31, 2000             $ 465.6 million

  Net cash provided by operating activities was $11.4 million for the nine months ended September 30, 1999, as compared to net cash used in operating activities of $5.2 million for the nine months ended September 30, 1998. The use of cash by operations in 1998 was due primarily to a large accrual for the cost to complete the BUS-1 system in 1997 which was paid in early 1998. The cash provided by operations in 1998 was primarily the result of cash received from leasing capacity on the BUS-1 cable system and from the accrual of interest payable on the senior notes and bank credit facility.

  Cash provided by financing activities was $580.8 million for the nine months ended September 30, 1999 and primarily represents proceeds from the private equity placement and issuance of senior notes in

July 1999 and borrowings under the Credit Facility in September 1999, partially offset by repayments of borrowings under long term debt, payments of financing costs and the purchase and cancellation of common shares. Cash provided by financing activities was $9.4 million for the nine months ended September 30, 1998 and relates to draws on our retired term loan and operating credit facility.

  Cash used in investing activities was $595.2 million and $1.5 million for the nine months ended September 30, 1999 and 1998, respectively. The cash used in investing activities for the nine months ended September 30, 1999 is largely comprised of the first installment of $62.1 million under our supply contract with Alcatel and reflects the Company's restricted cash and investments.

Seasonality

  Our Bermuda operations experience seasonal fluctuations that are a function of the volume of tourist traffic. Traffic declines during the winter months when tourist traffic is low.

Year 2000 Problem

  We are currently working to resolve the potential impact of the year 2000 problem on the processing of date-sensitive information by our computer systems and programs. The year 2000 problem is the result of computer programs being written using two digits, rather than four, to indicate the year. Any of our programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures and lead to disruptions in operations.

  In 1998, we formed a year 2000 task force to conduct a comprehensive review of our computer programs and systems to ensure that these programs and systems will function properly and be year 2000 compliant. This review has included both hardware and software systems and embedded technology systems. Remediation has been or will be accomplished through a combination of hardware and software upgrades, program changes and replacement of non-compliant systems. We do not expect our remediation costs to be material.

  We have completed approximately 98% of our year 2000 compliance process and expect to have completed the entire process by the end of November 1999. We completed our internal compliance process in April 1999 and completed the inter-carrier compliance process with the Bermuda Telephone Company in July 1999. We have spoken with third-party vendors that supply our computer programs and systems as well as various carrier parties that provide us services that are reliant upon our computer programs or systems. As of April 1999, we successfully completed all system updates and system tests on our switching equipment with our equipment and software vendor Northern Telecom. We have also been advised by our principal vendors and manufacturers of our other electronic equipment, such as personal computers, that this equipment is year 2000 compliant. We have also been advised by Data True, the subcontractor that provides billing services for TBI's commercial accounts, that many of its software products are year 2000 compliant and that it expects to be fully compliant by the end of November 1999.

  The Bermuda Telephone Company, the local exchange provider upon which we rely to originate and terminate our international long-distance traffic in Bermuda and to process billing for our residential customers, has advised us that it has successfully completed system tests on its switching equipment with its equipment and software vendor Northern Telecom, and that it is year 2000 compliant. We completed end-to-end testing with the Bermuda Telephone Company's system in July 1999. Northern Telecom conducted the testing.

  We believe that the costs of addressing potential problems will not have a material adverse effect on our business, financial position or results of operations unless our vendors and certain carrier parties fail to resolve year 2000 compliance issues in a timely manner.

  We believe that the action plans that we have developed and the implementation time frames that we have established adequately allow for unexpected issues that might arise. However, if the Bermuda Telephone Company is unable to provide services because of the year 2000 problem, then our customers will not be able to complete their international long-distance calls. To the extent that we experience any other year 2000 problems, we believe that these problems would be more likely to result in errors in our billing and record-keeping functions, rather than in the ability of the Atlantica-1 Network, which has an RFS date in December 2000 for the primary ring, or the BUS-1 system to provide telecommunications capacity to customers. If these billing and record-keeping errors were to occur, we believe that we have adequate contingency plans to determine the correct billing and other information.

  Nevertheless, we cannot assure you that we will not experience any year 2000 problems, and it is difficult to predict the extent or magnitude of a year 2000 problem as it may affect us. To the extent that we experience material year 2000 problems and do not have a contingency plan in effect to remedy the problem, our business, financial condition and results of operations could be materially adversely affected. While we believe the occurrence of this scenario is unlikely, a possible worst case scenario might include (1) our inability to provide some or all of the services designed to be provided by the BUS-1 system and the Atlantica-1 Network, (2) delays, inaccuracies or other difficulties with respect to billing customers or the loss of customers records, and (3) our key vendors not being able to provide goods and services on a timely basis. The financial impact of any or all of these worst case scenarios has not been and cannot be estimated by management with any degree of meaningful precision due to the numerous uncertainties and variables associated with these scenarios.

Forward-Looking Statements

  This report includes forward-looking statements. We may use words like "believe," "anticipate," "expect," "estimate," "may," "will," "should" and similar expressions to help identify these forward-looking statements. Forward-looking statements contained in this report include, for example, statements concerning our plans to design, construct, operate and sell capacity on our planned cable systems, expectations as to funding our future capital requirements and other discussions of future plans and strategies, anticipated developments and other matters that involve predictions of future events.

  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks and uncertainties, some of which may be outside of our control, including, among other things:

     . our failure to complete our planned cable systems within the currently estimated time frame and budget,

     .  our failure to be early to market,

     .  our failure to sell capacity on our planned cable systems,

     . our failure to obtain and maintain all necessary permits, licenses or authorizations to construct, land and operate our planned cable systems,

     . our failure to contract for or build any necessary backhaul facilities to provide city-to-city connectivity on our planned cable systems,

     . our failure to accurately project levels of demand for telecommunications capacity,

     . political, economic, legal or regulatory changes that negatively affect our operations, and

     . our failure to compete effectively in a rapidly evolving marketplace characterized by intense price competition and incremental new capacity.

  This list is only an example of some of the risks, uncertainties and assumptions that may affect the forward-looking statements contained in this report. In light of these and other risks, uncertainties or assumptions, the actual events or results may be very different from those expressed or implied in the forward-looking statements in this report or may not occur. For additional factors that could affect the validity of our forward-looking statements, you should carefully consider the risk factors in our registration statement on Form S-4 on file with Securities and Exchange Commission and the other information in the registration statement and in this report. We do not intend to publish updates or revisions of any forward-looking statement to reflect new information, future events or otherwise.

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk.

  We are exposed to various market risks relating to changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exposure

  We are exposed to fluctuations in foreign currencies relative to the U.S. dollar. Because the Bermuda dollar is pegged to the U.S. dollar, there is limited foreign currency exposure for transactions conducted in this currency. Our foreign currency exposures as at September 30, 1999 are as follows:

  Note Receivable: We have a note receivable of (Pounds)250,000 which is non-interest bearing and due November 20, 2000.

  Accounts Payable: We have an account payable of 488,819 SDR's, a notional currency tied to a basket of European currencies, to one of our carriers. This payable is current and non-interest bearing.

  Settlements on International Traffic: Settlements on international traffic are largely made in U.S. dollars. For the nine months ended September 30, 1999, approximately 12% of the Company's cost of sales and 2% of the Company's revenue was denominated in a currency other than the U.S. dollar.

Interest Rate Exposure

  Long-term debt: We owed $100.0 million of variable-rate long term debt as at September 30, 1999. The interest rate on this debt was tied to a one month LIBOR contract. We do not hold any derivatives related to interest rate exposure for this debt facility. However, our exposure is mitigated by the fact that the proceeds from this debt are invested in short-term investments, the return on which also fluctuates with market interest rates. We expect, prior to year-end, pursuant to Holdings' Credit Facility, that a minimum of 50% of the outstanding balance of this loan will be converted to a long-term LIBOR contract. See Note
4 to our consolidated financial statements in this report for more information on our debt.

  Short-term investments: We held $523.0 million in money market investments at September 30, 1999. The return on this investment portfolio fluctuates with market interest rates.

                                   PART II.

                               OTHER INFORMATION

ITEM 1. Legal Proceedings.

  We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not a party to any litigation the resolution of which we expect to have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. Changes In Securities And Use Of Proceeds.

  On July 14, 1999, the Company issued 13,263,646 common shares at $20.40 per share (par value $1.50) and 1,000 Class B shares, which have special voting rights, for aggregate proceeds of $270.6 million less commission of approximately $11.7 million. These securities were not registered under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D of the general rules and regulations under the Securities Act of 1933. These exemptions were available to the Company because the sale of these equity securities did not involve a public offering and because the Company sold the securities solely to accredited investors pursuant to the provisions of Rule
506. The placement agent for the issue was TD Securities Inc. The securities were issued to the following institutional investors or their affiliates:

               .  Boston Ventures Management Inc.,
               .  Kelso & Company,
               .  Providence Equity Partners Inc.,
               .  Spectrum Equity Investors,
               .  TD Capital Group Limited,
               .  Capital Communications CDPQ Inc.,
               .  Sandler Capital Management,
               . Ontario Municipal Employee Retirement Board, and . Nautilus Equity Investors LLC.

  We also retired subordinated loans in the principal amount of $13.5 million when our subordinated lenders elected to effectively convert the principal and $1.9 million of accrued interest on their subordinated loans into 1,635,286 common shares. These common shares were not registered under the Securities Act of 1933 pursuant to the same exemptions discussed above.

ITEM 3. Defaults Upon Senior Securities.

  Not applicable.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

  At a special general meeting of the stockholders of the Company held on July 12, 1999, the stockholders approved the following:

     . amendments to our bye-laws relating to the election of directors and board proceedings; authorizing the issuance of shares without share certificates; exempting the Class B shareholders from the general restriction prohibiting common share holdings in excess of 35%; and other changes relating to certain rights of Class A and B shareholders, including share transfer and director appointment/removal rights.

     . an amendment to increase the authorized capital of the Company from $26.3 million to $36.0 million by the creation of an additional 6.5 million common shares and an additional 1,900 Class B restricted voting shares.

  The voting results on these amendments were the same for each and were as follows: 2,001,078 shares in favor, no shares against, 686,617 shares withheld and 828,232 abstentions.

ITEM 5. Other Information.

  Not applicable.

ITEM 6. Exhibits And Reports On Form 8-K.

  (a)  Exhibits


    Exhibit Number                        Description
    --------------                        -----------

         * 3.1   Memorandum of Association of GlobeNet Communications Group
                 Limited.

         * 3.2 Bye-Laws of GlobeNet Communications Group Limited dated July 12, 1999.

         * 4.1 Indenture between GlobeNet Communications Group Limited and Bankers Trust Company, dated as of July 14, 1999.

         * 4.2 Registration Rights Agreement among GlobeNet Communications Group Limited, TD Securities (USA) Inc. and Credit Suisse First Boston Corporation, dated as of July 14, 1999.

         * 4.3 Credit Agreement among GlobeNet Communications Holdings Ltd., Various Financial Institutions and Other Persons, Toronto Dominion (Texas) Inc., Credit Suisse First Boston, and TD Securities (USA) Inc., dated as of July 14, 1999.

         * 4.4 Guaranty by Alcatel in favor of Lenders under Holdings' Bank Credit Facility (see Exhibit 4.3) and Toronto Dominion (Texas) Inc., dated as of July 14, 1999.

         * 4.5 Reimbursement Agreement between GlobeNet Communications Holdings Ltd. and Alcatel, dated as of July 14, 1999.

        * 10.1 Indemnity Agreement dated July 14, 1999 between Anthony Bolland and GlobeNet Communications Group Limited. (Director)

        * 10.2 Indemnity Agreement dated July 14, 1999 between Sebastien Rheaume and GlobeNet Communications Group Limited. (Director)

        * 10.3 Indemnity Agreement dated July 14, 1999 between George E. Matelich and GlobeNet Communications Group Limited. (Director)

        * 10.4 Indemnity Agreement dated July 14, 1999 between Mark A. Pelson and GlobeNet Communications Group Limited. (Director)

        * 10.5 Indemnity Agreement dated July 14, 1999 between Kevin J. Maroni and GlobeNet Communications Group Limited. (Director)

        * 10.6 Indemnity Agreement dated July 15, 1999 between James Fitzgerald and GlobeNet Communications Group Limited. (Officer)

        * 10.7   Amended & Restated Securityholders' Agreement, dated July 14,
                 1999.

            27.1  Financial Data Schedule

_______________
* Incorporated by reference to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461).

     (b) Reports on Form 8-K

          None.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      GLOBENET COMMUNICATIONS GROUP LIMITED



November 15, 1999     By: /s/ Greg Belbeck
                          -------------------------------------------
                          Name:  Greg Belbeck
                          Title: Executive Vice President and Chief
                                 Financial Officer
                                 (duly authorized officer, principal financial officer and chief accounting officer)