Form 10-Q/A
period 1999-09-30
GLOBENET COMMUNICATIONS GROUP LTD
filed 2000-02-03
CIK 1092098

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      __________________________________

                                  FORM 10-Q/A


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

                               Yes[ ]    No [x]


     The number of shares, $1.50 par value per share, of the registrant's common shares outstanding as of September 30, 1999: 17,043,900 shares.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

                               Table of Contents

                                                                                           Page
     Part I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)

               GlobeNet Communications Group Limited

                   Consolidated Balance Sheets.............................................   3

                   Consolidated Statements of Shareholders' Equity.........................   4

                   Consolidated Statements of Operations...................................   5

                   Consolidated Statements of Cash Flows...................................   6

                   Notes to Unaudited Consolidated Financial Statements....................   7

               TeleBermuda International L.L.C.

                   Balance Sheets..........................................................   13

                   Statements of Members' Equity...........................................   14

                   Statements of Operations................................................   15

                   Statements of Cash Flows................................................   16

                   Notes to Unaudited Financial Statements.................................   17

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................   18

          Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk............................................................   26



     Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.......................................................   27

          Item 2.  Changes in Securities and Use of Proceeds...............................   27

          Item 3.  Defaults Upon Senior Securities.........................................   27

          Item 4.  Submission of Matters to a Vote of Security Holders.....................   27

          Item 5.  Other Information.......................................................   28

          Item 6.  Exhibits and Reports on Form 8-K........................................   28

   This quarterly report on Form 10-Q/A amends and supersedes the registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1999 previously filed on November 15, 1999. Certain financial and related information has been amended and updated to conform to the interim financial information and related discussion in amendment number five to the registrant's registration statement on Form S-4, which was filed on January 27, 2000 and declared effective on February 1, 2000. Among other things, these conforming changes resulted in a restatement of the financial statements which increased net loss for the three months and nine months ended September 30, 1999 by $1.8 million to reflect the recognition of additional stock based compensation.

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     as at September 30, 1999 and 1998 and
           Audited Consolidated Balance Sheet as at December 31, 1998
--------------------------------------------------------------------------------
       (in thousands of U.S. dollars, except share and per share amounts)


                                           September   December    September
                                             1999        1998        1998
                                          -----------  ---------  -----------
                                               $           $           $
Assets                                    (unaudited)  (audited)  (unaudited)
Current assets
 Cash....................................         --       3,030        3,990
 Restricted cash (note 3)................      79,998        --           --
 Accounts receivable (net of allowance of
  $224; 1998--$80; 1998--$50)............       2,479      1,847        1,822
 Other receivables.......................         196        718          751
 Due from related party..................         --       1,363        1,312
 Prepaid expenses and deposits...........         646        338          382
                                          -----------  ---------  -----------
                                               83,319      7,296        8,257
Restricted cash (note 3).................     450,971        --           --
Capital assets...........................      90,496     26,182       26,025
Note receivable..........................         374        350          --
Equity accounted for investments.........      20,675     21,371       21,716
Other assets.............................      24,244      1,061        1,059
                                          -----------  ---------  -----------
                                              670,079     56,260       57,057
                                          ===========  =========  ===========
Liabilities
Current liabilities
 Accounts payable........................       4,476      3,871        5,093
 Accrued liabilities.....................      12,356      4,971        3,106
 Current portion of long-term debt (note
  4).....................................         --       3,000        2,250
                                          -----------  ---------  -----------
                                               16,832     11,842       10,449
Long-term debt (note 4)..................     400,000     35,019       37,935
Deferred revenue.........................       6,648      2,695        2,799
                                          -----------  ---------  -----------
                                              423,480     49,556       51,183
                                          -----------  ---------  -----------
Shareholders' Equity
Share capital (notes 5 and 6)
 Class A shares, 100 shares authorized
  Nil (1998--100) shares issued and
  outstanding............................         --         --           --
 Class B shares, 2,000 shares authorized
  1,000 (1998--nil) shares issued and
  outstanding............................           2        --           --
 Common shares, 24,000,000 authorized
  17,043,900 (1998--3,515,927) shares
  issued and outstanding.................      25,566      5,274        5,274
 Additional paid-in capital (note 5).....     246,228     16,377       16,377
 Deficit.................................     (25,197)   (14,947)     (15,777)
                                          -----------  ---------  -----------
                                              246,599      6,704        5,874
                                          -----------  ---------  -----------
                                              670,079     56,260       57,057
                                          ===========  =========  ===========

   Commitments and contingencies (notes 8 and 9)

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the nine months ended September 30, 1999 and 1998
--------------------------------------------------------------------------------
       (in thousands of U.S. dollars, except share and per share amounts)

                                          Class B             Common                       Total
                                          shares              shares  Additional           share-
                                            par                par     paid-in            holders'
                          Class A Class B  value    Common    value    capital   Deficit   equity
                          shares  shares     $      shares      $         $         $        $
                          ------- ------- ------- ----------  ------  ---------- -------  --------
December 31, 1997.......    100      --     --     3,515,927   5,274    16,377   (10,003)  11,648
Net loss for the
 period.................    --       --     --           --      --        --     (5,774)  (5,774)
                           ----    -----    ---   ----------  ------   -------   -------  -------
September 30, 1998......    100      --     --     3,515,927   5,274    16,377   (15,777)   5,874
                           ----    -----    ---   ----------  ------   -------   -------  -------
December 31, 1998.......    100      --     --     3,515,927   5,274    16,377   (14,947)   6,704
Compensatory share
 options................    --       --     --           --      --      8,758       --     8,758
Deferred compensation...    --       --     --           --      --     (4,968)      --    (4,968)
Share options
 exercised..............    --       --     --       129,041     194       754       --       948
Unpaid share
 subscription...........    --       --     --           --      --       (221)      --      (221)
Shares issued in private
 equity financing.......    --       --     --    13,263,646  19,895   250,683       --   270,578
Share issue costs.......    --       --     --           --      --    (11,665)      --   (11,665)
Shares issued...........    --     1,000      2          --      --        --        --         2
Shares issued on
 conversion of
 subordinated debt and
 exercise of warrants...    --       --     --     1,635,286   2,453    14,860       --    17,313
Shares purchased and
 cancelled..............   (100)     --     --    (1,500,000) (2,250)  (28,350)      --   (30,600)
Net loss for the
 period.................    --       --     --           --      --        --    (10,250) (10,250)
                           ----    -----    ---   ----------  ------   -------   -------  -------
September 30, 1999......    --     1,000      2   17,043,900  25,566   246,228   (25,197) 246,599
                           ====    =====    ===   ==========  ======   =======   =======  =======


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 1999 and 1998 and the nine months ended
                          September 30, 1999 and 1998
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


                                                        For the three months ended                 For the nine months ended
                                                   ----------------------------------        --------------------------------

                                                        September           September          September            September
                                                             1999                1998               1999                 1998
                                                                $                   $                  $                    $
Revenue
Telecommunication services                                6,503                6,260               19,468               16,257
IRU capacity                                                 79                   66                  236                1,587
                                                   --------------------------------------------------------------------------------

                                                          6,582                6,326               19,704               17,844
                                                   --------------------------------------------------------------------------------

Expenses
Carrier charges                                           2,386                4,041                8,446               10,855
Cost of IRU capacity                                          -                    -                    -                  547
General and administrative expenses                       8,705                2,273               13,409                6,807
Amortization of deferred financing costs                    815                   81                  975                  241
Amortization of capital assets                              441                  366                1,256                1,075
                                                   --------------------------------------------------------------------------------

                                                         12,347                6,761               24,086               19,525
                                                   --------------------------------------------------------------------------------

Operating loss                                           (5,765)                (435)              (4,382)              (1,681)

Interest on long-term debt                                7,372                  958                8,949                2,543
Accrued contingent interest                                  43                  241                  538                  713
Interest income                                          (5,104)                 (53)              (5,220)                 (77)
                                                   --------------------------------------------------------------------------------
Loss before income taxes, minority interest,
 equity accounted for investment and
 extraordinary item                                      (8,076)              (1,581)              (8,649)              (4,860)

Provision for income taxes                                  (77)                  (9)                 (96)                 (26)
                                                   --------------------------------------------------------------------------------
Loss before minority interest, equity accounted
 for investment and extraordinary item                   (8,153)              (1,590)              (8,745)              (4,886)

Minority interest                                             -                    -                    -                  204
Loss from equity accounted for investment                  (232)                (405)                (696)              (1,092)
                                                   --------------------------------------------------------------------------------

Loss before extraordinary item                           (8,385)              (1,995)              (9,441)              (5,774)

Extraordinary loss relating to extinguishment
 of debt (note 4 (a))                                      (809)                   -                 (809)                   -
                                                   --------------------------------------------------------------------------------

Net loss and comprehensive loss for the period           (9,194)              (1,995)             (10,250)              (5,774)
                                                   ================================================================================
Basic and fully diluted loss per common share
 before extraordinary item (note 7)                       (0.55)               (0.57)               (1.26)               (1.64)
                                                   ================================================================================

Basic and fully diluted loss per common share
 relating to the extraordinary loss from the
 extinguishment of debt (note 7)                          (0.05)                   -                (0.10)                   -
                                                   ================================================================================

Basic and fully diluted loss per common share
 (note 7)                                                 (0.60)               (0.57)               (1.36)               (1.64)
                                                   ================================================================================


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1999 and 1998
--------------------------------------------------------------------------------
       (in thousands of U.S. dollars, except share and per share amounts)

                                                                1999     1998
                                                              --------  ------
                                                                 $        $
Cash provided by (used in)
Operating activities
  Net loss for the period....................................  (10,250) (5,774)
  Items not involving cash
   Amortization of capital assets............................    1,256   1,075
   Writedown of other assets.................................      --      174
   Amortization of deferred financing costs..................      975     241
   Extraordinary loss--extinguishment of debt................      809     --
   Minority interest.........................................      --     (204)
   Loss from equity accounted for investments................      696   1,092
   Accrued contingent interest...............................      538     713
   Gain on granting of indefeasible rights of use and loss on
    sale of capital assets...................................      --     (970)
   Compensatory share options................................    3,790     --
Net change in non-cash operating items
 Accounts receivable.........................................     (632)   (552)
 Other receivables...........................................      522     937
 Prepaid expenses and deposits...............................     (226)    (83)
 Accounts payable............................................      605  (5,147)
 Accrued liabilities.........................................      340     926
 Interest payable............................................    8,980   1,117
 Deferred revenue............................................    3,953   1,278
                                                              --------  ------
                                                                11,356  (5,177)
                                                              --------  ------
Financing activities
 Exercise of common share options............................      948     --
 Issuance of common shares...................................  258,913     --
 Purchase and cancellation of common shares..................  (30,600)    --
 Proceeds from issuance of long-term debt....................  400,500   9,350
 Repayment of long-term debt.................................  (23,677)    --
 Deferred financing costs....................................  (25,048)    --
 Unpaid share subscription...................................     (221)    --
                                                              --------  ------
                                                               580,815   9,350
                                                              --------  ------
Investing activities
 Restricted cash............................................. (530,969)    --
 Purchase of capital assets..................................  (65,572) (1,132)
 Granting of indefeasible rights of use and proceeds on sale
  of capital assets..........................................      --    1,521
 Change in other assets......................................        1    (208)
 Due from related party......................................    1,363  (1,312)
 Note receivable.............................................      (24)    --
 Advances to equity accounted for investee...................      --     (411)
                                                              --------  ------
                                                              (595,201) (1,542)
                                                              --------  ------
Increase (decrease) in cash for the period...................   (3,030)  2,631
Cash--Beginning of period....................................    3,030   1,359
                                                              --------  ------
Cash--End of period .........................................      --    3,990
                                                              ========  ======


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

     On June 16, 1999, the Company entered into a supply contract, subject to certain terms and conditions, including the securing of financing, to expand its operations by building a fibre optic submarine cable system called Atlantica-1 linking Bermuda, North and South America. On July 14, 1999, the Company secured financing totalling $970,580 for the development and construction of Atlantica-1. Such financing is comprised of a private placement equity offering for aggregate net proceeds of $270,580, the issuance of debt of $300,000 and a bank credit facility of up to $400,000. In addition, under this bank credit facility, the Company may also request an additional facility of up to $50,000, subject to lender approval and other restrictions.

2    Interim unaudited consolidated financial statements

     The unaudited consolidated balance sheets as at September 30, 1999, September 30, 1998 and the unaudited consolidated statements of operations for the nine months ended September 30, 1999 and September 30, 1998 and the three months ended September 30, 1999 and September 30, 1998 and the unaudited consolidated statements of shareholders' equity and cash flows for the nine months ended September 30, 1999 and September 1998, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the consolidated financial statements are of a normal recurring nature. The data disclosed in the notes to the consolidated financial statements for these periods are also unaudited. Results for the three month and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

               September 30, 1999 and 1998 and December 31, 1998
--------------------------------------------------------------------------------

       (in thousands of U.S. dollars, except share and per share amounts)

3 Restricted cash

   Components of restricted cash are:

                                               September  December   September
                                                 1999       1998       1998
                                              ----------- --------- -----------
                                              (unaudited) (audited) (unaudited)
                                                   $          $          $
   Cash......................................     8,015      --         --
   Cash equivalents maturing within 90 days:
     Commercial paper........................   413,401      --         --
     Term deposit............................   109,553      --         --
                                                -------      ---        ---
                                                530,969      --         --
   Less: Current portion.....................    79,998      --         --
                                                -------      ---        ---
                                                450,971      --         --
                                                =======      ===        ===

   The Company's use of cash is generally restricted under the terms of the Credit Facility to operating and capital expenditures related to the Atlantica-1 project and to other telecommunications activities. The investment of the cash is restricted to investments with a minimum credit rating of A-1 by Standard & Poor's or P-1 by Moody's.

4 Long-term debt

                                              September  December   September
                                                1999       1998       1998
                                             ----------- --------- -----------
                                             (unaudited) (audited) (unaudited)
                                                  $          $          $
   Term loan (a)............................       --     21,990     23,990
   Operating credit facility (a)............       --      1,687      2,100
   Subordinated debentures and retractable
    warrants (a)............................       --     13,000     13,000
   Senior notes (b).........................   300,000       --         --
   Bank credit facility (c).................   100,000       --         --
   Accrued contingent interest (a)..........       --      1,342      1,095
                                               -------    ------     ------
                                               400,000    38,019     40,185
   Less: Current portion....................       --      3,000      2,250
                                               -------    ------     ------
                                               400,000    35,019     37,935
                                               =======    ======     ======

     a) On July 14, 1999, the Company repaid $21,408 for the term loan, operating credit facility and certain accrued interest on the subordinated debentures. As well, all of the remaining obligations to the subordinated debentureholders were retired when the subordinated debentureholders elected to exercise their warrants and convert the principal and remaining accrued interest on their subordinated debt into 1,635,286 common shares. In connection with the foregoing, deferred financing costs of $809 were written off as a result of the debt extinguishment.

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

                     GLOBENET COMMUNICATIONS GROUP LIMITED

               September 30, 1999 and 1998 and December 31, 1998
--------------------------------------------------------------------------------

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

   The principal repayments in respect of the senior notes and the Credit Facility are as follows:

                                                                            $
   Fiscal year 2002....................................................    1,000
               2003....................................................    1,000
               2004....................................................    1,000
               2005....................................................   97,000
               2007....................................................  300,000
                                                                         -------
                                                                         400,000
                                                                         =======

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

                     GLOBENET COMMUNICATIONS GROUP LIMITED

               September 30, 1999 and 1998 and December 31, 1998
--------------------------------------------------------------------------------

       (in thousands of U.S. dollars, except share and per share amounts)

   b) Issued and outstanding shares

                                          Class B               Common   Additional
                                          shares                shares    paid-in
                         Class A Class B par value   Common    par value  capital
                         shares  shares      $       shares        $         $
                         ------- ------- --------- ----------  --------- ----------
December 31, 1997.......   100      --      --      3,515,927    5,274     16,377
Share options
 exercised..............   --       --      --            --       --         --
Shares issued...........   --       --      --            --       --         --
                          ----    -----     ---    ----------   ------    -------
September 30, 1998......   100      --      --      3,515,927    5,274     16,377
                          ====    =====     ===    ==========   ======    =======
December 31, 1998.......   100      --      --      3,515,927    5,274     16,377
Compensatory share
 options (i)............   --       --      --            --       --       8,758
Deferred
 compensation(i)........   --       --      --            --       --      (4,968)
Share options exercised
 (ii)...................   --       --      --        129,041      194        754
Unpaid share
 subscription (ii)......   --       --      --            --       --        (221)
Shares issued (iii).....   --       --      --     13,263,646   19,895    239,018
Shares purchased and
 cancelled (iv).........  (100)     --      --            --       --         --
Shares issued (v).......   --     1,000       2           --       --         --
Shares issued on
 conversion of
 subordinated debt and
 exercise of warrants
 (vi)...................   --       --      --      1,635,286    2,453     14,860
Shares purchased and
 cancelled (vii)........   --       --      --     (1,500,000)  (2,250)   (28,350)
                          ----    -----     ---    ----------   ------    -------
September 30, 1999......   --     1,000       2    17,043,900   25,566    246,228
                          ====    =====     ===    ==========   ======    =======

   All issued and outstanding common shares are fully paid.

   Effective June 15, 1999, the authorized common shares of the Company were increased by 10,499,900 to an aggregate total of 17,499,800 common shares. In addition, the Company bye-laws authorized the creation of 100 Class B shares. On July 12, 1999, the authorized common shares and Class B shares of the Company were increased by 6,500,200 and 1,900, respectively.

     i) On December 18, 1998, the Board of Directors issued 263,000 options to employees and certain officers and directors at an exercise price of $9.00 per option, vesting over a three-year period, under the 1998 Share Option and Incentive Plan. In July 1999, when these options were approved by the shareholders, the market price of these options was $20.40. The difference between the market price and the exercise price has been reflected as deferred compensation in the statement of shareholders' equity and is being amortized over the vesting period as at September 30, 1999. Compensation expense in the amount of $1,641 has been recorded in the financial statements.

     On July 9, 1999, 35,000 options, with an exercise price of $19.00 with a ten-year term, were granted to certain directors. The market price of these options on the measurement date was $20.40. The vesting of these options occurred on July 14, 1999. The difference between the exercise price and market price at the time of vesting amounted to $49 and has been reflected as compensation expense.

     On April 12, 1999, the Company granted 540,000 options at an exercise price of $9.00 with a ten-year term to certain officers and directors. These options vest in three separate tranches based upon the Company meeting certain milestones related to the Atlantica-1 project. On July 14, 1999, the first vesting

                     GLOBENET COMMUNICATIONS GROUP LIMITED

               September 30, 1999 and 1998 and December 31, 1998
--------------------------------------------------------------------------------

       (in thousands of U.S. dollars, except share and per share amounts)

  milestone occurred on 165,000 of these options, when the financing was secured (note 4) and the vesting period for another 165,000 options was determined. The difference between the exercise price and the market value amortized over the vesting period amounted to $2,100 and has been reflected as compensation expense.

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

   At September 30, 1999 there were 1,251,448 (1998--543,489) outstanding common share purchase options at a weighted average exercise price of $7.78 (1998--$6.73). During the nine month period ended September 30, 1999, 6,000 (1998--13,000) options were forfeited at a weighted average exercise price of $8.67 (1998--$8.00). These options expire on various dates from 2001 to 2009 and generally vest over a three-year period.

7 Basic and fully diluted loss per common share

   The basic loss per common share is calculated using the weighted average number of common shares outstanding of 15,361,066 (1998--3,515,927) for the three months ended September 30, 1999 and 1998, and 7,507,695 (1998--3,515,927)
for the nine months ended September 30, 1999 and 1998. The weighted average number of common shares on a fully diluted basis is calculated on the same basis as the basic weighted average number of shares as the Company is in a loss position and the effects of possible conversions or exercises would be anti-dilutive.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

               September 30, 1999 and 1998 and December 31, 1998
       ------------------------------------------------------------------
       (in thousands of U.S. dollars, except share and per share amounts)

8 Commitments

   a) The Company has entered into operating lease agreements for its premises. Minimum lease commitments pursuant to these leases over the next five years and thereafter are as follows:

                                                                            $
   September 30, 2000....................................................    840
   2001..................................................................    881
   2002..................................................................    867
   2003..................................................................    879
   2004..................................................................    879
   Thereafter............................................................ 12,401
                                                                          ------
                                                                          16,747
                                                                          ======

   b) On June 16, 1999, the Company entered into a supply contract with Alcatel Submarine Networks Inc. ("Alcatel") to construct a fibre optic submarine cable system called Atlantica-1 linking Bermuda, North and South America for a total contract price of $620,861 (of which $62,086 has been recorded at September 30, 1999), which amount is subject to amendment by the mutual agreement of the parties.

   Future payments are based upon a specified billing schedule and are due when the corresponding project milestone has been achieved and engineer acceptance has been provided. The future minimum payments, beyond the $62,086 that has been recorded as at September 30, 1999, required as a result of this contract, are as follows:

   Year ending December 31, 2000....................................... $558,775
                                                                        ========

   c) In the normal course of business, the Company has also entered into a number of contracts under which it is committed to the purchase and supply of telecommunication services at fixed prices. It is not anticipated that losses will be incurred on these contracts.

9 Contingencies

   The Company is contingently liable in respect of an irrevocable standby letter of credit issued by a bank on its behalf in the amount of $55 (1998-- $55).

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

   b) Effective November 1, 1999, all governmental approvals were obtained to enable the Company to indirectly acquire all of the shares, that it did not previously own, of Telebermuda International L.L.C., which holds, among other things, the landing license for the BUS-1 cable system in the United States.

   c) On December 22, 1999, the Company entered into an interest rate cap transaction effectively capping the interest rate on $50,000 of the Credit Facility at 7.0% for a three year term.

                        TELEBERMUDA INTERNATIONAL L.L.C.
                         (a limited liability company)

                                 BALANCE SHEETS

            As at September 30, 1999 and 1998 and December 31, 1998
           ---------------------------------------------------------
                         (in thousands of U.S. dollars)

                                              September   December  September
                                                 1999       1998       1998
                                              (unaudited) (audited) (unaudited)
                                              ----------  --------  ----------
Assets
Current assets
  Cash.......................................   $    2     $    2     $    2
Capital assets...............................   20,756     21,430     21,655
Other assets.................................        1          2          2
                                                ------     ------     ------
                                                20,759     21,434     21,659
                                                ======     ======     ======
Liabilities
Current liabilities
  Accrued liabilities........................       83         62         54
Due to TeleBermuda International Limited.....   22,803     22,803     22,803
                                                ------     ------     ------
                                                22,886     22,865     22,857
                                                ------     ------     ------
Members' Equity (Deficit)
Members' capital.............................        1          1          1
Deficit......................................   (2,128)    (1,432)    (1,199)
                                                ------     ------     ------
                                                (2,127)    (1,431)    (1,198)
                                                ------     ------     ------
                                                20,759     21,434     21,659
                                                ======     ======     ======


    The accompanying notes are an integral part of these unaudited financial statements.

                        TELEBERMUDA INTERNATIONAL L.L.C.
                           (a limited liability company)

               UNAUDITED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)

               For the nine months ended September 30, 1999 and 1998
             --------------------------------------------------------
                          (in thousands of U.S. dollars)


                                                                         Total
                                                                       members'
                                                     Members' Members'  equity
                                                     capital  deficit  (deficit)
                                                     -------- -------- ---------
December 31, 1997...................................   $ 1     $ (489)  $ (488)
Net loss for the period.............................   --        (710)    (710)
                                                       ---     ------   ------
September 30, 1998..................................     1     (1,199)  (1,198)
                                                       ---     ------   ------
December 31, 1998...................................     1     (1,432)  (1,431)
Net loss for the period.............................   --        (696)    (696)
                                                       ---     ------   ------
September 30, 1999..................................     1     (2,128)  (2,127)
                                                       ===     ======   ======


     The accompanying notes are an integral part of these unaudited financial statements.

                        TELEBERMUDA INTERNATIONAL L.L.C.
                         (a limited liability company)

                       UNAUDITED STATEMENTS OF OPERATIONS

          For the three months ended September 30, 1999 and 1998 and
             For the nine months ended September 30, 1999 and 1998
          -----------------------------------------------------------
                         (in thousands of U.S. dollars)

                                                                For the three months ended         For the nine months ended
                                                                --------------------------         -------------------------
                                                                September        September         September       September
                                                                  1999             1998              1999            1998
                                                                  ----             ----              ----            ----
Revenue                                                            $--              $--               $--             $--
                                                                  ----             ----              ----            ----
Expenses
Amortization of capital assets...........................          225              225               674             674
Interest expense.........................................            7                7                22              22
General and administrative expenses......................           --               --                --              14
                                                                  ----             ----              ----            ----
                                                                   232              232               696             710
                                                                  ----             ----              ----            ----
Net loss and comprehensive loss for the period...........         (232)            (232)             (696)           (710)
                                                                  ====             ====              ====            ====



    The accompanying notes are an integral part of these unaudited financial statements.

                        TELEBERMUDA INTERNATIONAL L.L.C.
                         (a limited liability company)

                       UNAUDITED STATEMENTS OF CASH FLOWS

             For the nine months ended September 30, 1999 and 1998
             ------------------------------------------------------
                         (in thousands of U.S. dollars)

                                                                   1999   1998
                                                                   -----  -----
Cash provided by (used in)
Operating activities
Net loss for the period........................................... $(696) $(710)
Items not involving cash
  Amortization of capital assets..................................   674    674
Net change in non-cash operating items
  Decrease in other assets........................................     1      1
  Increase in accrued liabilities.................................    21     21
                                                                   -----  -----
                                                                      --    (14)
                                                                   -----  -----
Financing activities
Due to TeleBermuda International Limited..........................    --     14
                                                                   -----  -----
Change in cash for the period.....................................    --     --
Cash--Beginning of period.........................................     2      2
                                                                   -----  -----
Cash--End of period ..............................................     2      2
                                                                   =====  =====


    The accompanying notes are an integral part of these unaudited financial statements.

                        TELEBERMUDA INTERNATIONAL L.L.C.
                         (a limited liability company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

               September 30, 1999 and 1998 and December 31, 1998
               -------------------------------------------------
                         (in thousands of U.S. dollars)

1 Interim unaudited financial statements

     The unaudited balance sheets as at September 30, 1999 and September 30, 1998 and the unaudited statements of members' equity (deficit), operations, and cash flows for the nine months ended September 30, 1999 and September 30, 1998, in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the financial statements are of a normal recurring nature. The data disclosed in the notes to the unaudited financial statements for these periods are also unaudited. Results for the nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2 Subsequent events

     Effective November 1, 1999, TeleBermuda International Limited, a member of the Company, indirectly acquired all of the shares that it previously did not own, and accordingly, now owns 100% of the Company.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

  You should read the discussion in this section in conjunction with our unaudited interim consolidated financial statements and the notes thereto included elsewhere in this report. Certain information contained in this section, including information with respect to our plans and expectations for our business, is forward-looking. You should carefully consider the factors set forth in this section under the caption "Forward-Looking Statements" and elsewhere in this report and in the "Risk Factors" section of the Company's registration statement on Form S-4 (file no. 333-86461) on file with the Securities and Exchange Commission for a discussion of important factors that could cause actual results to differ materially from any forward-looking statements contained in this report.

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

  Historically, through our wholly owned subsidiary TBI, we have provided retail international telecommunications services to, from and through Bermuda. In November 1997, we successfully completed the deployment of the BUS-1 undersea fiber optic cable system which connects Bermuda and the United States. The BUS-1 system established us as a full-service facilities-based provider, a company that has its own long-distance transmission and switching facilities, of international long-distance service for traffic originating and terminating in Bermuda.

  We plan to extend our business to become a provider of city-to-city international telecommunications network solutions on a wholesale "carriers' carrier" basis using a combination of undersea fiber optic cable systems and terrestrial extensions. We are currently developing the Atlantica-1 Network, an undersea fiber optic cable system, as part of this plan. We will incorporate the BUS-1 system into the Atlantica-1 Network.

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

Recent accounting pronouncements

  FASB Interpretation No. 43, "Real Estate Sales - an interpretation of FASB Statement No. 66", was issued in June 1999. It clarifies the standards for recognition of profit on all real estate sales transactions, including those related to fiber optic cable that cannot be removed and used separately from the real estate without incurring significant costs. This interpretation is effective for all applicable transactions after June 30, 1999. However, no such transactions have been entered into after June 30, 1999 and we have not yet completed our analysis of the applicability or the impact of this statement on future transactions. In addition, we note that the accounting for sales of capacity is evolving, and is currently under consideration by accounting standard setters. Any change in accounting literature may affect the timing and method of recognition of these revenues and related costs.

Carrier Charges and Cost of IRU Capacity

  TBI's cost of services is comprised primarily of local access charges and international termination costs. Local access charges are paid to the Bermuda Telephone Company for each minute of traffic that we originate or terminate in Bermuda. As of January 1, 1999, the Minister of Telecommunications and Technology's December 1998 directive reduced TBI's local access charge to $0.15 per minute for both originating and terminating traffic. The directive mandated a second reduction on July 1, 1999 to $0.10 per minute, with a subsequent rate determination expected in the first half of 2000.

  International terminations are completed through our correspondent carriers and are charged to us on the basis of prevailing international settlement rates. We receive return traffic on the major routes that effectively offset our payments for Bermuda-originated traffic. Our primary correspondent carriers are MCI WorldCom and British Telecom. The current settlement rates with carriers in the United States and the United Kingdom, which comprise the largest markets for Bermuda-originated traffic, are $0.30 per minute and the equivalent of $0.48 per minute, respectively. The rates for international terminations have declined recently and we expect they will continue to decline as international conventions are modified and competition among international carriers intensifies.

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

General and Administrative Expenses

  General and Administrative Expenses increased during the three months ended September 30, 1999 to $8.7 million compared to $2.3 million during the three months ended September 30, 1998, an increase of 278.0%. This increase was primarily due to an increase in compensation expense of $3.8 million resulting from the vesting of certain stock options to the Company's directors and officers. The increase was also due to marketing, promotions and administrative costs associated with the Atlantica-1 Network and commitment fees related to the Atlantica-1 Network financing.

Amortization Expense

  Amortization of capital assets for the three months ended September 30,1999 increased to $0.5 million from $0.4 million for the three months ended September 30,1998, an increase of 25.0%. This increase resulted largely from the addition of network and telecommunications equipment.

  Amortization of deferred financing costs during the three months ended September 30, 1999 increased to $0.8 million compared to $0.1 million during the three months ended September 30, 1998, an increase of 700.0%. This increase resulted from the amortization of deferred financing costs incurred as a result of the financing of the Atlantica-1 Network.

Interest on Long-Term Debt

  Interest on long-term debt increased to $7.4 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998, an increase of 640.0%. This increase was a result of interest costs on the debt financing for the development of the Atlantica-1 Network secured by the Company in July 1999.

Interest income

  Interest income during the three months ended September 30, 1999 increased to $5.1 million from $53,000 during the three months ended September 30, 1998. This increase was a result of investing certain proceeds from our July 1999 financing for the Atlantica-1 Network.

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

General and Administrative Expenses

  General and Administrative Expenses for the nine months ended September 30, 1999 increased to $13.4 million compared to $6.8 million for the nine months ended September 30, 1998, an increase of 97.1%. This increase was mainly due to an increase in compensation expense of $3.8 million resulting from the recognition of costs related to certain stock options to the Company's directors, officers and employees. The increase was also due to marketing, promotions, and administrative costs associated with the Atlantica-1 Network and commitment fees related to the Atlantica-1 Network financing.

Amortization Expense

  Amortization of capital assets for the nine months ended September 30, 1999 increased to $1.3 million from $1.1 million for the nine months ended September 30, 1998, an increase of 18.2%. This increase resulted largely from the addition of network and telecommunications equipment.

  Amortization of deferred financing costs for the nine months ended September 30, 1999 increased to $1.0 million compared to $0.2 million for the nine months ended September 30, 1998, an increase of 400.0%. This increase resulted from the amortization of deferred financing costs incurred as a result of the financing of the Atlantica-1 Network.

Interest on Long-Term Debt

  Interest on long-term debt for the nine months ended September 30, 1999 increased to $8.9 million from $2.5 million for the nine months ended September 30, 1998, an increase of 256.0%. This increase was a result of the debt financing for the development of the Atlantica-1 Network secured by the Company in July 1999.

Interest income

  Interest income for the nine months ended September 30, 1999 increased to $5.2 million from $77,000 for the nine months ended September 30, 1998. This increase was a result of investing certain proceeds from our July 1999 financing for the Atlantica-1 Network.

Extraordinary loss

  During July 1999, the Company recognized an extraordinary loss of $0.8 million in connection with the re-financing comprising a write-off of unamortized deferred financing costs.

Liquidity and Capital Resources

  On July 14, 1999, the Company secured financing totaling $986.0 million for the development and construction of the Atlantica-1 fiber optic undersea cable system that will link North America, Bermuda and South America. The financing is comprised of the following components:

 .  A private placement of common shares issued at $20.40 per share (par value
   $1.50) and Class B shares, which have special voting rights, for aggregate proceeds of $270.6 million. The Company subsequently used $30.6 million of these proceeds to redeem 1,500,000 common shares at an aggregate price of $20.40 per share (less expenses) from existing shareholders.

 . The issuance of debt in the principal amount of $300.0 million in the form of 13% senior notes maturing July 15, 2007 ("Notes"). Interest on these Notes accrues at a rate of 13% per annum, payable semi-annually in arrears on each January 15 and July 15 commencing January 15, 2000. The notes are unsecured.

 . A bank credit facility ("Credit Facility") of up to $400.0 million that consists of various term facilities totaling $390.0 million and a $10.0 million revolving credit facility. Our subsidiary GlobeNet Communications Holdings Ltd. ("Holdings"), the borrower under the Credit Facility, may also request an additional facility of up to $50.0 million, subject to lender approval and other restrictions. All loans under the Credit Facility mature on June 30, 2005 except for one of the term facilities of $100.0 million, which matures on September 30, 2005. The interest rates on the loans under the Credit Facility initially range from London Interbank Offered Rate, or LIBOR, plus 3.5% to LIBOR plus 4.0%. Availability of funds under the Credit Facility is subject to certain terms and conditions. Substantially all of the assets of Holdings and of its present and future direct and indirect subsidiaries have been pledged as collateral for the Credit Facility. In addition, the ultimate parent company of the supplier for the Atlantica-1 Network has provided an initial guarantee of $100.0 million of one of the term facilities subject to certain conditions and adjustments.

 . The retirement of subordinated loans in the principal amount of $13.5 million when our former subordinated lenders elected to effectively convert the principal and $1.9 million of accrued interest on their subordinated loans into 1,635,286 common shares.

   In September 1999, the Company borrowed $100 million under one of its term facilities of the Credit Facility.

  Future Capital Expenditures and Capital Resources

  The development of the Atlantica-1 Network will require us to make significant capital expenditures in connection with building the undersea cable system and the related landing stations, and securing terrestrial capacity to connect the landing stations with major cities. We estimate the total cost to build the Atlantica-1 Network, including the secondary strand of the Rio extension (the Rio extension will connect Fortaleza, Brazil and Rio de Janeiro, Brazil), landing stations and capital contingencies, will be $825 million. We are examining potential terrestrial alternatives that would eliminate the need for building the secondary strand of the Rio extension and reduce costs accordingly. This $825 million estimate does not include potential capital costs, if any, associated with securing terrestrial capacity, including any terrestrial extension to Buenos Aires, Argentina. We expect the primary ring of the Atlantica-1 Network (connecting Tuckerton, New Jersey, St. David's, Bermuda, Fortaleza, Brazil, Punta Gorda, Venezuela and Boca Raton, Florida) to be RFS in December 2000.

  We have commitments under our supply contract with Alcatel Submarine Networks and Alcatel Submarine Networks, Inc. (collectively, "Alcatel") to make payment installments in varying amounts as construction milestones are achieved on the Atlantica-1 Network. The total of these payment installments for the year ending December 31, 2000 is $558.7 million.

  We expect to use the net proceeds we received from the private offering of the Notes, the private equity financing (net of the proceeds we used to repurchase outstanding shares of the Company from existing shareholders) and the exercise of warrants by our former subordinated lenders, together with available funds under the Credit Facility, to finance:

     . the construction of the Atlantica-1 Network, including the secondary strand of the Rio extension, landing stations and capital contingencies, and

     .  pre-RFS working capital requirements.

  We have already repaid our subordinated loans and TBI's credit facility, paid transaction costs related to our financings, paid certain working capital requirements, made an initial payment under our contract with Alcatel and paid commitment fees and interest on the Credit Facility from these funds.

  We expect to incur up to an additional $85 million of senior debt in the first half of 2000 to finance the acquisition of terrestrial capacity for the Atlantica-1 Network. We may obtain this financing through a new senior note offering, bank loans or a combination thereof. We are currently discussing with a financial institution various means of obtaining this financing, including obtaining a commitment from this financial institution to provide us with an $85 million debt facility. Whether or not this commitment is obtained, we expect to seek to obtain our financing through one of the means described above. We cannot assure you that we will be able to successfully complete a senior note offering or obtain any commitment for a debt facility. We may also incur further costs for terrestrial capacity in the future.

  We may in the future build an additional undersea cable system, the Atlantica-2 Network, to connect Bermuda to the United Kingdom and Southern Europe if there is sufficient demand and available capital. We are also considering other potential undersea fiber optic cable system routes that we believe are currently underserved. We have not decided whether we will build the Atlantica-2 Network and we do not believe that building the Atlantica-2 Network is necessary for the success of the Atlantica-1 Network. If we build the Atlantica-2 Network or another undersea fiber optic cable system, we will require additional financing.

  Our expectations of required capital expenditures are based upon our current estimates. Our actual capital expenditures could vary from our estimates and these variations could be material.

  The Company's use of cash is generally restricted under the terms of the Credit Facility to operating and capital expenditures related to the Atlantica-1 Network and to other telecommunications activities. The investment of the cash is restricted to investments with a minimum credit rating of A-1 by Standard & Poor's or P-1 by Moody's.

  Historical Capital Expenditures and Capital Resources

  We have incurred significant operating losses and capital expenditures related to the development of TBI. We have financed these expenditures through a combination of borrowings under TBI's retired credit facility and the retired subordinated loans, and equity contributions.

  Net cash provided by operating activities was $11.4 million for the nine months ended September 30, 1999, as compared to net cash used in operating activities of $5.2 million for the nine months ended September 30, 1998. The use of cash by operations in 1998 was due primarily to a large increase in payables in 1997 which was paid early in 1998. The cash provided by operations in 1998 was primarily the result of cash received from leasing capacity on the BUS-1 cable system and from the accrual of interest payable on the Notes and Credit Facility.

  Cash provided by financing activities was $580.8 million for the nine months ended September 30, 1999 and primarily represents proceeds from the private equity financing and issuance of the Notes in

July 1999 and borrowings under the Credit Facility in September 1999, partially offset by repayments of borrowings under long term debt, payments of financing costs and the purchase and cancellation of common shares. Cash provided by financing activities was $9.4 million for the nine months ended September 30, 1998 and relates to draws on our retired term loan and operating credit facility.

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

Year 2000 Problem

  We completed our compliance process in November 1999 to resolve the potential impact of the year 2000 problem on the processing of date-sensitive information by our computer systems and programs. To date, we have not experienced any material problems that we attribute to the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits, rather than four, to indicate the year. Any of our programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures and lead to disruptions in operations.

  In 1998, we formed a year 2000 task force to conduct a comprehensive review of our computer programs and systems to ensure that these programs and systems would function properly and be year 2000 compliant. This review included both hardware and software systems and embedded technology systems. Remediation was accomplished through a combination of hardware and software upgrades, program changes and replacement of non-compliant systems. Our remediation costs were not material.

  We completed our internal compliance process in April 1999 and completed the inter-carrier compliance process with the Bermuda Telephone Company in July 1999. We spoke with third-party vendors that supply our computer programs and systems as well as various carrier parties that provide us services that are reliant upon our computer programs or systems. As of April 1999, we successfully completed all system updates and system tests on our switching equipment with our equipment and software vendor Northern Telecom. We were advised by our principal vendors and manufacturers of our other electronic equipment, such as personal computers, that this equipment is year 2000 compliant. We were also advised by Data True, the subcontractor that provides billing services for TBI's commercial accounts, that as of November 1999, its software products were year 2000 compliant.

  The Bermuda Telephone Company, the local exchange provider upon which we rely to originate and terminate our international long-distance traffic in Bermuda and to process billing for our residential customers, advised us that it successfully completed system tests on its switching equipment with its equipment and software vendor Northern Telecom, and that it is year 2000 compliant. We completed end-to-end testing with the Bermuda Telephone Company's system in July 1999. Northern Telecom conducted the testing.

  We believe that the costs of addressing potential year 2000 problems will not have a material adverse effect on our business, financial position or results of operations unless our vendors and certain carrier parties fail to resolve year 2000 compliance issues.

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

  This list is only an example of some of the risks, uncertainties and assumptions that may affect the forward-looking statements contained in this report. In light of these and other risks, uncertainties or assumptions, the actual events or results may be very different from those expressed or implied in the forward-looking statements in this report or may not occur. For additional factors that could affect the validity of our forward-looking statements, you should carefully consider the risk factors in our registration statement on Form S-4 (file no. 333-86461) on file with the Securities and Exchange Commission and the other information in the registration statement and in this report. We do not intend to publish updates or revisions of any forward-looking statement to reflect new information, future events or otherwise.

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

Foreign Currency Exposure

  We are exposed to fluctuations in foreign currencies relative to the U.S. dollar. Because the Bermuda dollar is pegged to the U.S. dollar, there is no foreign currency exposure for transactions conducted in this currency. Our foreign currency exposures as at September 30, 1999 are as follows:

  Note Receivable: We had a note receivable of (Pounds)250,000 which is non-interest bearing and due November 20, 2000.

  Account Payable: We had an account payable of 488,819 SDR's, a notional currency tied to a basket of European currencies, to one of our carriers. This payable is current and non-interest bearing.

  Settlements on International Traffic: Settlements on international traffic are largely made in U.S. dollars. For the nine months ended September 30, 1999, approximately 12% of the Company's cost of sales and 2% of the Company's revenue was denominated in a currency other than the U.S. dollar.

Interest Rate Exposure

  Long-term debt: As at September 30, 1999, we owed $100.0 million of variable-rate long-term debt which is due September 30, 2005. The interest rate on this debt fluctuates with LIBOR. On December 22, 1999, we entered into an interest rate cap transaction for $50.0 million of this debt, capping the interest at 7.0% for a three-year term. The interest rate exposure on this debt is also mitigated by the fact that the proceeds from this debt are invested in short-term investments, the return on which also fluctuates with market interest rates. As at September 30, 1999, we also owed $300.0 million on the Notes, which is due July 15, 2007 and has a fixed interest rate of 13%. See Note 4 to our consolidated financial statements in this report for more information on our debt.

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

  We also retired subordinated loans in the principal amount of $13.5 million when our former subordinated lenders elected to effectively convert the principal and $1.9 million of accrued interest on their subordinated loans into 1,635,286 common shares. These common shares were not registered under the Securities Act of 1933 pursuant to the same exemptions discussed above.

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


                      GLOBENET COMMUNICATIONS GROUP LIMITED



February 3, 2000      By: /s/ Greg Belbeck
                          -------------------------------------------
                          Name:  Greg Belbeck
                          Title: Executive Vice President and Chief
                                 Financial Officer
                                 (duly authorized officer, principal financial officer and chief accounting officer)