Form 10-K405
period 1999-12-31
GLOBENET COMMUNICATIONS GROUP LTD
filed 2000-03-30
CIK 1092098

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number: 333-86461

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


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [x]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 17, 2000 was approximately $937,415,000.

         The number of shares, $1.50 par value per share, of the registrant's common shares outstanding as of March 17, 2000: 17,043,900 shares.


                                TABLE OF CONTENTS

                                                                                     Page No.
                                     PART I

Item 1.           Business.                                                             2

Item 2.           Properties.                                                           35

Item 3.           Legal Proceedings.                                                    35

Item 4.           Submission of Matters to a Vote of Security Holders.                  35

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder         35
                  Matters.

Item 6.           Selected Financial Data.                                              37

Item 7.           Management's Discussion and Analysis of Financial Condition           39
                  and Results of Operations.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.           51

Item 8.           Financial Statements and Supplementary Data.                          53

Item 9.           Changes in and Disagreements with Accountants on Accounting and       53
                  Financial Disclosure.

                                    PART III

Item 10.          Directors and Executive Officers of Registrant.                       76

Item 11.          Executive Compensation.                                               80

Item 12.          Security Ownership of Certain Beneficial Owners and Management.       85

Item 13.          Certain Relationships and Related Transactions.                       89

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.      91

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K includes forward-looking statements. We use words like "believe," "anticipate," "expect," "estimate," "may," "will," "should" and similar expressions to help identify these forward-looking statements. Forward-looking statements contained in this Form 10-K include, for example, statements concerning our plans to design, construct, operate and sell capacity on our planned cable systems, expectations as to funding our future capital requirements, developments with respect to regulatory and market conditions and other discussions of future plans and strategies, anticipated developments and other matters that involve predictions of future events.

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

     This list is only an example of some of the risks, uncertainties and assumptions that may affect the forward-looking statements contained in this Form 10-K. In light of these and other risks, uncertainties or assumptions, the actual events or results may be very different from those expressed or implied in the forward-looking statements in this Form 10-K or may not occur. For additional factors that could affect the validity of our forward-looking statements, you should carefully consider the risk factors in
Part I, Item 1 of this Form 10-K and the other information in this Form 10-K. We do not intend to publish updates or revisions of any forward-looking statement to reflect new information, future events or otherwise.

                                     PART I

Item 1.           Business.

Business Overview

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

     We are currently developing the Atlantica-1 Network, a high capacity undersea fiber optic cable system that, together with terrestrial extensions from beach landing points to city centers and from city to city, initially will offer capacity between certain major cities in the United States, Brazil, Venezuela, Bermuda and Argentina. We intend to expand the reach of the Atlantica-1 Network to other countries in South America and Europe. We intend to offer customized and flexible provisioning of capacity at competitive prices to international telecommunications service providers, including emerging and established carriers, Internet Services Providers, or ISPs, and value-added resellers. We expect that initially the majority of our customers will be North American and European telecommunications service providers or their South American affiliates.

     We are developing the Atlantica-1 Network to satisfy increasing bandwidth requirements for the transmission of voice, data and video, particularly over the Internet, between North America and South America. We believe that these increasing bandwidth requirements are being driven by a combination of factors, including:

     . increasing global demand for international telecommunications capacity,

     . deregulation and privatization of South American telecommunications industries,

     . increasing demand for telecommunications capacity between North America and South America, and

     . limited existing telecommunications capacity between North America and South America.

     In order to provide city-to-city connectivity, we will secure terrestrial extensions, through either cash purchases or exchanges, or swaps, of capacity with other telecommunications network providers, from each Atlantica-1 Network landing point to certain major cities in North America and South America. If necessary, we will secure terrestrial extensions through our own construction. We are currently in discussions with providers of capacity from these landing points to various cities and from city to city, referred to as backhaul capacity, to provide connectivity between the following cities, at a minimum:

     .    New York City, Boston, Washington, Atlanta and Miami in the United
          States,

     . Sao Paulo, Rio de Janeiro, Belo Horizonte, Brasilia and Fortaleza in Brazil,

     .    Buenos Aires in Argentina,

     .    Caracas in Venezuela, and

     .    Hamilton in Bermuda.

The Atlantica-1 Network will also provide interconnection with Western Europe through a number of transatlantic cable systems, including a planned system in which we have a minor ownership interest--TAT-14.

     We currently provide international telecommunications services to both residential and commercial customers in Bermuda through our subsidiary TBI. TBI, which commenced service in May 1997, is one of only two carriers that the government of Bermuda has licensed to provide international telecommunications services to customers in Bermuda. In November 1997, we successfully completed the deployment of the BUS-1 undersea fiber optic cable system, which connects Bermuda and the United States. The BUS-1 system, which we will incorporate into the Atlantica-1 Network, established us as a full-service facilities-based provider, a company that has its own long-distance transmission and switching facilities, of international long-distance service for traffic originating and terminating in Bermuda. We do not intend to offer telecommunications services to retail customers outside of Bermuda.

     TBI's products include:

    .   switched international direct distance dialing,

    .   calling cards,

    .   debit/prepaid calling cards, and

    .   international private line services.

360networks inc. Transaction

      On March 11, 2000, Worldwide Fiber, Inc. (which has since changed its name to 360networks inc.) ("360networks") and we entered into an Agreement and Plan of Arrangement pursuant to which 360networks will acquire us in exchange for subordinate voting shares of 360networks. 360networks offers broadband network services for telecommunications companies, Internet service providers, application service providers and data-centric enterprises. 360networks is completing a technologically advanced 90,300-kilometer (56,100 mile) network, including a fiber optic terrestrial network in North America and Europe and undersea cables linking North America and Europe. 360networks and its predecessors have been developing communications networks since 1988.

      The consummation of the transaction is subject to the fulfillment of a number of conditions, including (a) approval by our shareholders, the Bermuda Supreme Court (pursuant to Article 99 of the Companies Act 1981 of Bermuda) and certain regulatory authorities, (b) the compliance by us and 360networks with our respective obligations under our agreement, and (c) the completion of an underwritten public offering of 360networks' subordinate voting shares.

      360networks has announced that it plans to offer its subordinate voting shares to the public in an underwritten public offering in the second quarter of 2000. The actual proceeds to our shareholders under our agreement with 360networks will be adjusted based, in part, on the initial public offering share price of 360networks' subordinate voting shares. The acquisition is subject to the approval by a majority in number representing at least 75% in value of each of our two classes of shareholders present in person or by proxy, with each class voting separately. Holders of more than 75% of each class of our shares have irrevocably committed, pursuant to a voting agreement with 360networks, to vote in favor of the transaction. It is anticipated that the transaction will be completed in the second half of this year.

Cable System Overview

     Atlantica-1 Network

     The Atlantica-1 Network will be a 22,500 km four fiber pair undersea fiber optic cable system. We have selected Alcatel Submarine Networks and Alcatel Submarine Networks, Inc. (collectively, "Alcatel") to design, construct and install the Atlantica-1 Network pursuant to a turnkey contract. The primary ring of the Atlantica-1 Network will connect the United States, Bermuda, Brazil and Venezuela. The connection from Tuckerton, New Jersey to Fortaleza, Brazil via Bermuda is scheduled to be ready for service, or RFS, by September 2000, with the full primary ring scheduled to be RFS by December 2000. We believe that the deployment of the Atlantica-1 Network will position us as one of the first private undersea fiber optic cable systems that, together with terrestrial extensions, will offer city-to-city connectivity between the United States, Brazil, Venezuela, Bermuda and Argentina.

     The Atlantica-1 Network is being engineered and constructed using the latest in fiber optic technology, such as self-healing ring structures, which provide internal restoration capabilities that protect against outages caused by equipment and cable failures; erbium doped fiber amplifier, or EDFA, repeaters that boost signals traveling through the cables; large effective area fibers, or LEAF, with increased capacity and other performance benefits; dense wavelength division multiplexing, or DWDM, technology, which is a technique for increasing the amount of information that a fiber optic cable can carry by simultaneously transmitting multiple signals through the same fiber; system and equipment redundancies; and a fully integrated network management system. The incorporation of this advanced technology will allow us to offer fully redundant, self-healing capacity to our customers at competitive prices relative to existing and planned systems.

     The Atlantica-1 Network design contemplates system interconnection with other existing and planned cable systems at various landing points in order to provide customers with seamless and cost-effective connectivity to major cities in Europe, the United States, Bermuda and South America.

     The initial capacity of the Atlantica-1 Network will be 40 Gigabits per second of total capacity or 20 Gigabits per second of self-healing capacity. A Gigabit per second is a unit of measuring the amount of information that the network can carry and is often referred to as Gbps. The system will be upgradeable to 1,280 Gbps of total capacity or 640 Gbps of self-healing capacity. We will upgrade the system incrementally in advance of expected demand. It may require up to 12 months for an upgrade to be implemented. The Atlantica-1 Network will incorporate our existing fiber optic cable system connecting St David's, Bermuda and Tuckerton, New Jersey, the BUS-1 system, for that portion of the Atlantica-1 Network primary ring. The BUS-1 system will have an initial total capacity of 40 Gbps or an initial self-healing capacity of 20 Gbps when incorporated into the Atlantica-1 Network. The BUS-1 system will be upgradeable to 160 Gbps of total capacity or 80 Gbps of self-healing capacity. We will upgrade the system incrementally in advance of expected demand. Once demand exceeds the BUS-1 system's ultimate total capacity, we intend either to replace or supplement the system with a new undersea cable at an anticipated cost of approximately $40 million.

     The self-healing system will provide two forms of switching protection against faults: span switching and ring switching. Span switching provides protection between adjacent landing stations if the fault involves only one of the two fiber strands. Ring switching provides protection if there is a fault involving all fibers between adjacent landing stations. Self-healing capacity is designed to protect customers against the effect of potential equipment and cable failures. The Atlantica-1 Network's internal restoration system is expected to react to failures in less than 300 milliseconds, with no noticeable degradation in service or dropped calls. Without the ring configuration, users would need to buy restoration services on alternate systems to ensure the continuity of their network transmission. Restoration obtained on alternate systems is subject to a delay of several hours from the time the fault occurs until the traffic is rerouted.

     As shown in the chart below, the principal components of the Atlantica-1 Network will be the primary ring and the Rio extension.

   Segment                  Connections                         RFS Dates                    Estimated Cost(1)
   -------                  -----------                         ---------                    -----------------

Primary Ring            Tuckerton, New Jersey          September 2000 (Tuckerton to           $502 million(2)
                        St. David's, Bermuda              Fortaleza via St. David's)
                        Fortaleza, Brazil              December 2000 (full ring)
                        Punta Gorda, Venezuela
                        Boca Raton, Florida

Rio Extension           Fortaleza, Brazil              February 2001 (primary strand)         $119 million(2)
                        Rio de Janeiro, Brazil         August 2001 (secondary strand)         $112 million(2)

----------
(1) The estimated cost excludes landing station costs of approximately $50 million and capital contingencies of approximately $42 million. This estimated cost also excludes potential costs, if any, associated with securing terrestrial capacity, including any terrestrial extension to Buenos Aires, Argentina.

(2)  Fixed price under our turnkey contract with Alcatel.

     Atlantica-2 Network

     Assuming sufficient demand and available capital, we may in the future expand the system to provide connectivity between Bermuda and Southern Europe, including Spain, Portugal and France, as well as the United Kingdom, with the Atlantica-2 Network.

     We expect the Atlantica-2 Network to have a lower unit cost per kilometer to the Atlantica-1 Network, but with newer technology, and to require substantial capital to develop. We estimate that the Atlantica-2 Network could have a potential RFS date as early as the fourth quarter of 2002. Our demand and feasibility analyses regarding the Atlantica-2 Network are preliminary. We will complete a more comprehensive analysis of the Atlantica-2 Network before committing to its construction. We have no current commitment to build the Atlantica-2 Network, and we do not believe that building the Atlantica-2 Network is necessary for the success of the Atlantica-1 Network. Further, there are viable and possibly more suitable alternatives to serve Europe through other cable systems, including the 360atlantic system, a planned transatlantic fiber optic cable system of 360networks, which has entered into an agreement to acquire us. See "Business -- 360networks inc. Transaction".

     Terrestrial Extensions to Key Markets

     We will secure terrestrial extensions from each Atlantica-1 Network landing point to certain major cities in North America and South America through the purchase of capacity from domestic network providers, strategic alliances with telecommunications service providers or other carriers or, if necessary, through our own construction. We are currently in discussions with providers of backhaul capacity to provide connectivity between the following cities, at a minimum: New York City, Boston, Washington, Atlanta and Miami in the U.S.; Sao Paulo, Rio de Janeiro, Belo Horizonte, Brasilia and Fortaleza in Brazil; Buenos Aires in Argentina; Caracas in Venezuela; and Hamilton in Bermuda. We are also currently in discussions with major telecommunications service providers who are contemplating the construction of terrestrial fiber networks that, if linked with the Atlantica-1 Network, would provide additional direct connectivity to major cities in Chile, Peru and Colombia.

     UNITED STATES: The Atlantica-1 Network will have two landing stations in the United States. One will be near the existing landing station for the BUS-1 system in Tuckerton, New Jersey and the other will be in Boca Raton, Florida. The introduction of numerous new undersea cable systems landing on the eastern seaboard in recent years, along with the rapid construction of new competing major national terrestrial networks, has resulted in the emergence of numerous suppliers of backhaul capacity capable of connecting with the Atlantica-1 Network landing stations in the United States. We have issued a request for proposal for the necessary terrestrial capacity to potential suppliers and are in negotiations with some of these potential suppliers. In some cases we may exchange capacity on the Atlantica-1 Network for an equivalent value of backhaul capacity in the United States. We do not foresee any difficulties in securing backhaul capacity in the United States.

     BRAZIL: We are currently in negotiations with potential suppliers of backhaul capacity in Brazil. We plan to purchase backhaul capacity in Brazil to provide our customers with connectivity between Rio de Janeiro and the cities of Sao Paulo, Belo Horizonte and Brasilia. We have committed to build the primary strand of the Rio extension to connect Fortaleza and Rio de Janeiro at a cost of $119 million. We also have exercised our option in our contract with Alcatel to build the secondary strand of the Rio extension at a cost of $112 million.

     We have identified several potential suppliers of backhaul capacity from Rio de Janeiro to Sao Paulo, Belo Horizonte and Brasilia. These network providers include both Embratel as well as the mirror licensee, Intelig. In addition, alternative network providers including MetroRed (owned by Fidelity and Boston Ventures, among others), Netstream (a subsidiary of AT&T Latin America) and Pegasus have developed or are developing networks that could provide us with our required backhaul capacity.

     VENEZUELA: We are in negotiations with CANTV (the recently privatized former monopoly) and others with regard to either the purchase of, or an exchange for, backhaul capacity from Punta Gorda to Caracas.

     ARGENTINA: We have identified several potential suppliers of backhaul capacity between Rio de Janeiro, Brazil and Buenos Aires, Argentina. In addition to the incumbent monopoly carrier, Telefonica Larga Distancia de Argentina, several alternative network providers, such as Impsat and MetroRed, are building fiber optic networks. These networks should provide connectivity not only between Buenos Aires and Rio de Janeiro, but also to the other major cities in Argentina. We believe that the expected deregulation of Argentina in 2000 will result in the emergence of additional new market entrants. In the event that we are unable to secure backhaul capacity from a third party, we are considering developing our own undersea cable system from Rio de Janeiro to Buenos Aires.

     BERMUDA: The site for our new landing station in Bermuda is located adjacent to our St. David's network operations center that currently houses both the BUS-1 system electronics as well as our international gateway switch. We will secure backhaul capacity from St. David's to Hamilton that is sufficient to meet our customers' demands.

     Alcatel Contract and Cable Deployment Strategy

     We have selected Alcatel, a global leader in the construction and installation of undersea fiber optic cables, as the supplier for the Atlantica-1 Network. We have entered into an agreement with Alcatel which provides that Alcatel, on a turnkey basis, will:

     . supply and install, at a fixed cost of approximately $502 million (excluding landing stations), the undersea portion of the primary ring by December 2000 (the connection from Tuckerton, New Jersey to Fortaleza, Brazil via Bermuda is scheduled to be RFS in September 2000) equipped with four fiber pairs and terminal equipment to support 20 Gbps of self-healing capacity, including the upgrade of the BUS-1 system to use 20 Gbps of self-healing capacity,

     . supply and install, at a fixed cost of approximately $119 million (excluding landing stations), the primary strand of the Rio extension by February 2001 equipped with four fiber pairs and terminal equipment to support 20 Gbps of self-healing capacity,

     . supply and install, at a fixed cost of approximately $112 million, the secondary strand of the Rio extension equipped with four fiber pairs and terminal equipment to support 20 Gbps of self-healing capacity,

     . seek and obtain on our behalf all permits and licenses (excluding landing licenses) required to implement the undersea portion of the Atlantica-1 Network,

     . provide all training required for the operation and maintenance of the Atlantica-1 Network,

     . pay liquidated damages in the event of certain failures by Alcatel to deliver the Atlantica-1 Network by the scheduled RFS date for each of the primary ring, the connection from Tuckerton, New Jersey to Fortaleza, Brazil via Bermuda, and the primary strand of the Rio extension (up to 10% of the initial contract value over the first 100 days of delay), and

     . at our option, which will expire on December 30, 2001, extend the Atlantica-1 Network through additional undersea cable systems.

     Certain factors may result in increased costs and later RFS dates than discussed above. See "Business--Risk Factors--Completion of the Atlantica-1 Network" below. Pursuant to the contract, Alcatel has caused its ultimate parent company to guarantee unconditionally, subject to certain limitations, the full and punctual performance by Alcatel of its obligations under the contract. The Alcatel contract also limits the damages that we could recover in the event of a breach by Alcatel.

     On February 15, 2000, we signed a contract variation with Alcatel for the fixed price turnkey supply of all six undersea cable stations and the associated overland routes from the cable stations to the cable beach landing points at a cost of approximately $50 million.

     Operations, Administration and Maintenance Costs

     We will provide, or contract for the provision of, operations, administration and maintenance services for the Atlantica-1 Network. For the undersea fiber optic cable and terrestrial extensions, we expect to enter into a contract with a third party prior to the RFS date for the connection from Tuckerton, New Jersey to Fortaleza, Brazil via Bermuda to provide operations, administration and maintenance services. There are a number of potential providers of these services, including Alcatel and ACMA. For the landing stations, we intend to train our personnel to provide operations, administration and maintenance services at these facilities.

Sales and Marketing

     Products and Services

     We will offer a flexible range of product and pricing alternatives, at competitive prices, designed to meet the needs of both emerging and established carriers and telecommunications services providers, including ISPs and value-added resellers.

     We intend to offer a broad range of bandwidth options, from smaller units of capacity (E-1s, DS-3s) to larger units of capacity (STM-1s, STM-16s, STM-64s). We believe that this broad product offering is currently unavailable to customers seeking connectivity between North America and South America. We will package this capacity in a variety of ways, from standard indefeasible rights of use, or IRUs, to leases. An IRU is a method of transferring rights to fiber optic cable capacity that grants to the purchaser an indefeasible right to use the unit of capacity sold for the time, usually the remaining life of the system, to which the IRU applies. Customers purchasing standard IRUs prior to a segment RFS date will pay a portion of the purchase price upon execution of a contract to buy an IRU, with the balance of the purchase price due to the Company upon the applicable RFS date for that segment. Payment plans may be made available to qualifying purchasers, although we plan to encourage full payment for IRUs on an up-front basis through advantageous pricing. IRU ownership typically provides for a fixed connection on the system for the entire design life, normally up to 25 years. We intend to satisfy shorter term requirements for capacity through leases, with options to convert the leases into IRUs.

     In addition, we will offer our customers the ability to acquire capacity on shorter notice than has been offered by the traditional carrier consortium systems. This will enable customers to minimize long-term capital commitments and reliance on long-term demand projections.

     We will also provide large capacity purchasers with access to the network management system that will enable these purchasers to monitor their network's performance on a real-time basis from end-to-end, control their operations and perform circuit provisioning as needed.

     Purchasers of IRU capacity will pay their pro rata share of operations, administration and maintenance charges based upon the level of expenses we incur, or expect to incur, in the operation, administration and maintenance of our systems. For customers purchasing capacity under a lease agreement, operations, administration and maintenance costs will be included in the lease payments.

     Our billing will be denominated in U.S. dollars whenever possible to decrease our exposure to foreign currency risks. However, we might be required to accept payment in local currencies for certain backhaul and other revenues we receive from operations in certain foreign jurisdictions.

     We intend to promote various value-added offerings through which a customer could utilize our Bermuda network and network operations center to generate cost savings and optimize its income tax planning. These offerings include providing
(1) turnkey e-commerce and web hosting services, including systems for order processing, financial transactions, and network-based fulfillment of digital product, (2) broadband transmission capacity and hosting facilities for (i) web sites utilizing the customer's own e-commerce systems or (ii) databases providing service such as disaster recovery backup protection, and (3) collocation of switches or other equipment to perform traditional circuit-switched least-cost routing or Internet protocol, or IP, based routing, including emerging international IP-based voice services. Internet protocol refers to the set of rules and standards used to exchange data over the Internet.

     We believe that our infrastructure and operating presence in Bermuda should attract a wholesale segment of the international telecommunications community to utilize our switching gateway facilities, in conjunction with our Atlantica-1 Network capacity, as part of a turnkey services and back office solution that is more cost effective than existing options. With additional traffic volumes from incremental hubbing activities, combined with our existing base of traffic, we expect to negotiate favorable terms for international traffic delivery and to reflect those low costs in rates to our collocated carrier customers. We intend to be an international gateway in Bermuda for our target customers.

     Target Customers

     We are focusing on providing capacity on our system to international telecommunications service providers. Our target customer base includes many of the larger North American carriers, South American carriers and new telecommunications market entrants. We expect that initially the majority of our customers will be North American and European telecommunication carriers or their South American affiliates. Our target customers include, among others:

     .    incumbent long-distance carriers,

     .    competitive long-distance carriers,

     .    regional Bell operating companies, or RBOCs,

     .    competitive local exchange carriers,

     .    former state owned monopoly carriers,

     .    new South American entrants,

     . ISPs and data competitive local exchange carriers, or CLECs, which are carriers that compete in the local service markets,

     .    wireless telephone companies,

     .    cable and telephony providers, and

     .    existing   undersea   cable   systems  in  the  region  that   require
          restoration.

     We expect that many of our potential customers that do not currently offer international long-distance services will obtain an international long-distance license or be allowed to offer these services as a result of deregulation. We also expect existing international long-distance carriers to expand the areas for which they offer service. We believe that international connectivity will become increasingly important to telecommunications service providers and their customers.

     Marketing Strategy

     We intend to develop our own sales and marketing organization to promote sales of capacity on the Atlantica-1 Network. We intend to have a senior sales manager overseeing regional sales operations in the United States, Venezuela, Brazil and Argentina. Each regional operation will handle the direct sales within its geographic territory, consistent with our overall pricing strategy. We may supplement our own sales force during our initial marketing effort, and use third party sales agents that can function in a complementary manner. We may enter into arrangements with operators of other new cable systems to develop joint marketing programs that would enable us to expand the reach of our respective systems by marketing and promoting capacity on each other's systems.

     We will utilize our long standing relationships, our own sales force and our third party sales agents to identify and encourage early potential purchasers. Our marketing strategy includes organizing capacity purchase meetings with potential customers to elicit interest in our systems and identify and respond to customer demands. In May 1999, we conducted an initial information meeting in Washington, D.C., providing system features and preliminary pricing, which attracted over 100 attendees from over 30 companies. A subsequent session was hosted in Bermuda in November 1999 with participation from over 60 attendees. Additional meetings may be organized during our system development period to build further relationships with our potential customers, and to encourage focused one-on-one meetings to understand fully each potential customer's needs.

Network Operations Center

     We currently operate a network operations center in Bermuda to support the BUS-1 system. In connection with the Atlantica-1 Network, we will develop an additional network operations center in Bermuda to provide total customer support and be responsible for the overall operation and maintenance of the Atlantica-1 Network. We expect to provide dedicated network operations center personnel to support capacity purchasers in all aspects of capacity usage, performance and maintenance. Additionally, the network operations center personnel will provide interconnection coordination and support, both administrative and technical, and will directly manage capacity provisioning, network performance, network maintenance and repair, and network restoration. Network operations center personnel also will serve as a single point of contact for customer service provisioning, interconnect coordination support, and any billing inquiry items. The network operations center personnel will also provide assistance to customers to resolve issues with their applications and interconnect arrangements. We intend to staff the network operations center seven days a week and 24 hours per day.

Competition

     The international telecommunications industry is extremely competitive. We face competition from existing and planned undersea fiber optic cable systems along each of our planned routes. We will also compete with satellite providers and land-based cable systems. We will compete primarily on the basis of price, availability, flexible provisioning, collocation, transmission quality and reliability, customer service and the location of our systems. See "Business--Risk Factors--Competition" below.

     Existing and Planned Cable Systems

     Americas-1 is currently the only undersea cable system in service that directly connects North America and South America. Americas-1 is a fully utilized non-self-healing consortium cable system that uses other systems for its restoration. Americas-2, a consortium cable system currently under construction, will connect various sites in the Caribbean, North America and South America. Americas-2 is a non-self-healing collapsed ring system and has an expected RFS date in the first half of 2000. The system is already fully committed for its initial capacity and allocation of its upgrade capacity is limited to consortium members. Unlike the Atlantica-1 Network, Americas-2 will not offer city-to-city connectivity and will have limited upgrade capability.

     In addition, we are aware of carrier discussions regarding a possible new carrier's consortium cable system, Americas-3, that would involve a ring system connecting the United States, Puerto Rico, Venezuela, Argentina, Brazil, Chile, Ecuador, Colombia, Uruguay, Peru, Panama, Barbados, Jamaica and the Dominican Republic with a potential design capacity of up to 2,560 Gbps. We believe that the first quarter 2002 is the target completion date for this system.

     There are also two other announced undersea cable systems that intend to provide connectivity between North America and South America:

     . South American Crossing, or SAC, is a new cable system being developed by Global Crossing Ltd. that will link coastal countries in South America to Global Crossing's Mid-Atlantic Crossing in St. Croix, U.S.V.I. and Global Crossing's Pan American Crossing in Ft. Amador, Panama. Global Crossing has stated that the South American Crossing system is scheduled for completion in the first quarter of 2001 and will be capable of providing up to 1,280 Gbps of total capacity.

     . The SAm-I cable system is being developed by Telefonica Internacional S.A. and Tyco International Ltd. and will connect South America, Central America and the United States. Telefonica Internacional S.A. and Tyco International Ltd. have stated that the SAm-I system is scheduled for completion in December 2000 and will be capable of providing up to 1,280 Gbps of total capacity.

     SAC is expected to be constructed by Alcatel or one of its affiliates, and the SAM-I cable system is expected to be constructed by Tyco Submarine Systems Ltd. Both of these announced systems are expected to have capacity and technology similar to ours, although neither competitor will be operated as an independent carriers' carrier. We believe that there will be sufficient demand in the region to support the Atlantica-1 Network and the other undersea cable systems described above. In particular, we believe there will be demand for capacity from an independent carriers' carrier. However, we expect these other systems to receive commitments for capacity that we would have received in their absence and we cannot assure you that there will be sufficient demand to support all of these systems. See "Business--Risk Factors--Competition," "--Sales of Capacity," and "--Realization of Other Revenues."

     Satellite Transmission

     The Atlantica-1 Network will also face competition from existing and planned satellite systems. When comparing cable transmission against satellite transmission for high bandwidth and fixed network uses, we believe that cable has several distinct advantages with respect to transmission delay and quality. Cable transmission has a lower cost per circuit, higher capacity and longer expected service life than satellite transmission. Satellite transmission is generally considered to have some advantages over cable transmission with respect to point-to-multipoint broadcast and "thin route" transmission, as opposed to the more common point-to-point, high volume transmission for which cable usage is considered to be preferable. Based on satellite transmission cost and quality characteristics, we believe that satellite transmission does not represent a viable competitor to a large capacity undersea cable system such as the Atlantica-1 Network.

     Bermuda Telecommunications Competition

     The provision of retail telecommunications services in Bermuda is also very competitive. Although TBI has gained market share in its first two years of operations, our principal competitor in this market, Cable & Wireless, has substantially greater financial, technical and marketing resources, access to larger networks through inter-company relationships, a broader portfolio of services, stronger name recognition and long-standing customer relationships. In the third quarter of 1999, a Bermuda ISP filed for declaratory relief following the Bermuda Government's refusal to permit it to provide voice over Internet service under the terms of the ISP's data only service license. TBI intervened and was joined as a party to the lawsuit on January 21, 2000. The lawsuit was dismissed as a result of a preliminary application made by the Bermuda Government and TBI on February 15, 2000. On March 24, 2000, the Bermuda ISP applied for leave to appeal the dismissal to the Court of Appeal for Bermuda. The Bermuda ISP's application for leave to appeal is scheduled to be heard in June of this year. In addition, the Bermuda Government is currently reviewing whether the license terms of ISPs should be amended to permit them to provide voice over Internet service. If ISPs are permitted to provide voice over Internet service, this service would compete with TBI's international voice service. See "Business--Risk Factors--Competition."

TBI/E-Commerce Business

     TBI Overview

     TBI is licensed to provide a broad range of international telecommunications services, including voice, data, video and Internet, to business, residential and government customers in Bermuda. TBI began commercial operations in May 1997, initially providing service via satellite pending the November 1997 completion of the BUS-1 system. All services are now carried exclusively over the BUS-1 system using satellite for restoration. In 1998, TBI became our wholly owned subsidiary as part of a reorganization.

     In two and one-half years of operation, TBI has successfully achieved a market share in excess of one-third of the Bermuda outbound long-distance market. TBI believes that recent regulatory and commercial developments, including the reduction in the local access charges levied by the Bermuda Telephone Company to the international carriers and the trend to lower international settlement rates, will result in improved operating margins going forward.

     We believe that the prospect for growth in Bermuda is significant based on the expected continued expansion of the reinsurance and financial business sectors, each of which are high volume consumers of international telecommunications services. TBI's high quality network, combined with the introduction of enhanced data and Internet services, is expected to fuel continued growth in higher bandwidth applications.

     We believe that we can successfully leverage our Bermuda-based facilities by, among other things, utilizing our server farm facilities to host Internet and e-commerce applications in a secure, tax advantageous offshore environment. We launched our corporate calling card service in May 1999, and we launched a calling card service targeted at the residential market in November 1999. Growth in sales of TBI's debit card product is being facilitated through a distribution agreement with the largest distributor of debit cards in Bermuda. Affinity programs have been introduced that will leverage working relationships with various businesses and organizations to extend attractive packages to their members and employees, with the benefit of encouraging new growth as well as long-term retention. TBI's customer retention rate has been over 96% per annum since commencement of commercial service in May 1997.

     Historically, the Bermuda Telephone Company's access charges were among the highest in the world, at $0.27 per minute and $0.24 per minute for outgoing calls and incoming calls, respectively. TBI's interconnection expense was recently reduced as a result of a rate reduction mandated by the Bermuda Minister of Telecommunications and Technology to a flat rate of $0.15 per minute as of January 1, 1999. A further reduction to $0.10 per minute became effective on July 1, 1999, with a subsequent rate determination expected in the first half of 2000 based on a thorough cost study of the Bermuda Telephone Company's operations. Significant rate rebalancing is causing a commensurate increase in local rates to offset some of the loss in revenues from the international carriers.

     Business Lines and Products

     TBI provides international telecommunications services for traffic originating and terminating in Bermuda using the BUS-1 system. We offer services similar to those available from Cable & Wireless, the incumbent carrier. We believe that our services provide a higher technical quality at competitive prices to consumers and businesses. TBI also offers other products and services that were previously not available in Bermuda and supports all products and services with strong marketing and customer service. Unlike Cable & Wireless, TBI provides direct billing to all of its commercial customers. TBI's product offerings include:

     PRIVATE LINE DATA AND VOICE SERVICES: TBI provides dedicated point-to-point circuits, which connect two locations, for lease on a full-time basis to commercial customers in Bermuda. As a supplement to its traditional dedicated private line service offerings, TBI is implementing a private line and long-distance bundled service offering which will provide high volume users with private lines at very competitive rates. In addition, TBI intends to provide Direct Access Lines, which connect the customer directly to TBI's network, to large commercial customers for the provision of high quality access to Internet services and videoconferencing.

     CARD SERVICE: Prepaid and rechargeable card services were launched in the summer of 1998 and can be utilized on and off Bermuda. A corporate calling card was launched in May 1999, and we launched a residential calling card in November 1999.

     HUBBING: TBI plans to promote additional hubbing activities through its Bermuda gateway operations by providing worldwide low cost traffic delivery via economical satellite access to operators in more remote locations not readily served by undersea fiber cable systems. TBI also will promote least-cost routing services to carriers in North America and South America on terms comparable to those available in the United States, with the additional potential to achieve greater savings based on Bermuda's favorable tax regime.

     The Bermuda Advantage

     We believe that Bermuda's strategic offshore location and favorable regulatory and low-tax environment will make it a preferred operational base for carriers and ISPs. As such, we see particular benefits of doing business in Bermuda that enhance our strategic plan and create important competitive advantages for our customers.

     Bermuda does not currently levy sales, income or capital gains taxes. We believe that the tax advantages of doing business in Bermuda are significant enough to present a competitive advantage and encourage businesses to migrate and establish an operating presence there. With the accelerating globalization of business and heightened competitive pressures, we believe this business strategy will be attractive to carrier customers, particularly larger carriers with substantial traffic volumes, as well as companies offering Internet services, including e-commerce and web hosting services.

     BULK CAPACITY SALES: We believe that certain multinational customers could achieve tax benefits by establishing a Bermuda domiciled company to buy transmission capacity on the Atlantica-1 Network (and other systems) and then reselling this capacity to its affiliates on an arms' length basis. The benefits of this arrangement will depend upon the factual circumstances and tax planning strategies of each customer. We intend to offer these customers capacity on Atlantica-1 and to supplement it with TBI's value-added services.

     VALUE-ADDED SERVICES: We intend to promote various value-added offerings through which a customer could utilize our Bermuda network and network operations center to generate cost savings and minimize income taxes. These offerings include e-commerce and web hosting services as well as collocation of switches and other equipment for least-cost routing and IP-based routing. Specific services we plan to offer are:

     . turnkey e-commerce and web hosting services, including systems for order processing, financial transactions, and network-based fulfillment of digital product,

     . broadband transmission capacity and world-class hosting facilities for web sites utilizing the customer's own e-commerce systems or databases providing service such as disaster recovery backup protection,

     . collocation of switches or other equipment to perform traditional circuit-switched least cost routing or IP-based routing, including emerging international IP-based voice services. Least-cost routing takes advantage of the international settlement system to identify low cost solutions for the one-way delivery of voice traffic made possible by the liberalization and deregulation of many telecommunications markets around the world, and

     . down-linking international satellite traffic through Bermuda, rather than the United States, to the same ultimate destination at substantial cost savings, along with the availability of other value-added services.

Regulation

     Our undersea fiber optic cable facilities and telecommunications services, including backhaul services, may be subject to regulation in each jurisdiction where the Atlantica-1 Network and the BUS-1 system land. We currently have in place all of the necessary licenses to land and provide services from the BUS-1 system. In order to implement fully the Atlantica-1 Network, it may be necessary for us to obtain authority to land the cable and to offer telecommunications services, including backhaul, to our customers in each jurisdiction in which the cable lands. See "Business--Risk Factors--Government Regulation."

     United States

     In the United States, the laws and regulations pertaining to undersea cable systems and telecommunications services are well developed and an established set of rules and procedures exists. We have reviewed with Alcatel our various options with respect to the most optimal landing locations. On June 2, 1999, we submitted a cable landing license application to the FCC seeking authority to land and operate the Atlantica-1 Network in Tuckerton, New Jersey (near the landing stations for the BUS-1 system) and Boca Raton, Florida. On December 10, 1999, the FCC granted Atlantica USA L.L.C., a wholly owned subsidiary of the Company, a landing license for the Atlantica-1 Network.

     TBI's U.S. affiliate, TBI L.L.C., was formed in May 1996 as a limited liability company under the laws of the State of Delaware. TBI L.L.C. holds the landing license for the BUS-1 system in the United States issued by the FCC, as well as certain ownership and leasehold rights with respect to BUS-1 system assets located in the United States. TBI L.L.C. is a wholly owned subsidiary of TBI.

     TBI is authorized to operate in the United States as a common carrier pursuant to Section 214 of the Communications Act of 1934, as amended. This allows TBI to provide any telecommunications service, including backhaul services, to or from the United States via any means, including our current and future undersea fiber optic cable systems.

     Brazil and Venezuela

     In countries such as Brazil and Venezuela with recently privatized telecommunications industries, many of the telecommunications laws and regulations are relatively new and still evolving. In both of these countries, there are no current statutes or regulations regarding the landing of undersea fiber optic cable facilities. Accordingly, we have consulted with the appropriate regulatory authorities in Brazil (ANATEL) and Venezuela (CONATEL). Based on these consultations, we believe that we are the first private undersea fiber optic cable operator to request governmental approval to land an international fiber optic cable system in either jurisdiction. These consultations have indicated to us that the pro-competitive effects of deregulation and the desire to attract foreign investment have created flexible regulatory environments in Brazil and Venezuela that are receptive to projects such as the Atlantica-1 Network.

     The need for new undersea fiber optic cable systems is particularly strong in these countries where former monopoly providers previously controlled access to and from the country through their ownership of international capacity on traditional consortium cable systems. Although competition in the provision of telecommunications services has begun to be introduced in both jurisdictions, the former monopoly carriers continue to control the existing inventory of available undersea fiber optic capacity that lands in each country. Accordingly, capacity remains scarce and very expensive.

     BRAZIL: On March 2, 1999, we submitted a request to ANATEL seeking authority to construct, land and operate the Atlantica-1 Network in Brazil. On October 13, 1999, in response to this request, ANATEL indicated that the provision of submarine cable infrastructure does not constitute a telecommunications service and therefore no ANATEL license is necessary to construct, own and operate the Atlantica-1 Network.

     Established regulations and procedures exist for obtaining telecommunications services licenses in Brazil. Our operating subsidiary in Brazil has received the necessary telecommunications services licenses from ANATEL to provide backhaul services in Brazil. It is our expectation that we will be able to sell or lease submarine cable fiber optic facilities to all entities with authority to provide telecommunication services in Brazil. Under the current regulatory regime in Brazil only Embratel and INTELIG have the appropriate authority to offer long-distance and international switched voice telephony services in Brazil. ANATEL is currently providing licenses on a routine basis for companies seeking to offer international private network services. We do not expect regulatory authority to be required for carrier-to-carrier contracts or the offering of value-added services. Thus, today we should be able to sell our facilities to the two public switched telephony licensees, all private line licensees and value-added service providers. The government of Brazil has announced that in January 2002, it will lift current restrictions on the number of licensees in Brazil who may provide switched voice telephony. At that time, we should also be able to offer our facilities to new competitive switched voice telephony providers.

     VENEZUELA: On March 16, 1999, we submitted a letter to CONATEL seeking guidance on what licenses or permits from CONATEL may be necessary to land the Atlantica-1 Network in Venezuela. In response to this letter, CONATEL informed us in writing that no authorization or permit from CONATEL is required to construct and land the Atlantica-1 Network in Venezuela. Based on advice provided to us by CONATEL, we do not believe that any CONATEL permits or concessions are necessary to operate the cable or sell capacity on the cable. In order to provide backhaul services in Venezuela, we must obtain a Private Network Concession, which is required under Venezuelan law to install and operate a telecommunications network for commercial purposes. We shortly plan to submit an application to CONATEL for this license. Although we cannot assure you that we will be granted this license, we have no reason to believe that we will not be successful in obtaining it.

     It is our expectation that we will be able to sell or lease submarine cable fiber optic facilities to all entities with authority to provide telecommunications and value added network services in Venezuela. Under the existing regulatory framework in Venezuela, only CANTV can offer international public switched telephony services in Venezuela. However, the Concession Agreement between the Republic of Venezuela and CANTV provides that in November 2000 the telecommunications market will be open for additional competition and the appropriate authority will be granted to a number of companies seeking to offer switched voice telephony services. Currently, CONATEL is issuing authority on a routine basis to companies seeking to offer international or domestic private network services. Thus, today we can sell our facilities to CANTV and private network and value added service providers. Additionally, in November 2000 we will be able to sell facilities to newly licensed switched voice telephony providers.

     Bermuda

     On January 10, 1997, TBI was granted an international carrier license under which it is authorized to provide a broad range of international telecommunications services in, from, to and in transit through Bermuda. The license is for a term of five years and is subject to renewal. In connection with this arrangement, the Bermuda Government requires TBI to annually pay an equalization fee based on the greater of 6% of TBI's total revenues (net of carrier settlements) in Bermuda or 20% of TBI's profit in Bermuda. Although TBI believes it will be able to obtain a renewal of TBI's international carrier license, the failure to secure this renewal could have a material adverse effect on our business, financial condition and results of operations. TBI's international carrier license also permits TBI to land additional cables in Bermuda subject to the prior consent of the Minister of Telecommunications and Technology. On March 31, 1999, TBI applied for the Minister's consent to land the Atlantica-1 Network in Bermuda. On April 7, 1999, TBI received formal written approval from the Minister to land the Atlantica-1 Network in Bermuda. The Minister's consent is subject to receipt of various construction licenses and permits which are required in the ordinary course of business.

Intellectual Property and Research and Development

     We have no patents or registered trademarks. We claim trademark rights to the following marks: "GlobeNet," "TeleBermuda," "TBI," "Atlantica," "GlobeNet Communications" and "GeoReach." The TBI logo, GlobeNet logo and the Atlantica logo are our service marks. We have filed trademark applications with respect to some or all of these trademarks in the United States and Bermuda.

     We are not currently conducting any material research and development activities.

Employees

     As of December 31, 1999, we had 54 employees. We believe that our workforce is highly capable and motivated and that our relations with our employees are good. There have been no material changes in the number of our employees during the past fiscal year.

Risk Factors

     You should carefully consider the following risk factors and the other information in this Form 10-K. The risks that we have described below are not the only ones facing us. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. See "Forward-Looking Statements." Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K.


     Substantial Leverage--Our substantial indebtedness could limit our ability to manage our business effectively.

     We have substantial debt and debt service requirements. As of December 31, 1999, we had consolidated indebtedness of approximately $400 million. Our subsidiary GlobeNet Communications Holdings Ltd. ("Holdings") may be able to borrow up to an additional $350 million under its credit facility. Further, the indenture under which we issued our outstanding 13% senior notes and Holdings' bank credit facility may permit us to incur additional debt, including secured debt, subject to certain limitations. We expect to incur up to an additional $85 million of senior debt in the first half of 2000 to finance the acquisition of terrestrial capacity.

     The amount of our debt could have important consequences. For example, it could:

     . increase our vulnerability to general adverse economic and industry conditions,

     . limit our ability to fund future capital expenditures, research and development costs, working capital and other general corporate requirements,

     . require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our indebtedness,

     . limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, and

     . place us at a competitive disadvantage compared to competitors that have less debt.


     Covenant Restrictions--Holding's bank credit facility, the related security, pledge, guarantee and other documents and the indenture governing our outstanding 13% senior notes impose significant restrictions on our ability to take certain actions.

     These restrictions will significantly limit or prohibit, among other things, our ability and our subsidiaries' ability to:

     .    engage in unrelated business activities,

     .    incur additional indebtedness,

     .    repay indebtedness prior to stated maturities,

     .    sell assets,

     .    make investments,

     .    engage in transactions with shareholders and affiliates,

     .    issue capital stock,

     .    create liens, or

     .    engage in mergers, amalgamations or acquisitions.

     These restrictions could also limit our ability and our subsidiaries' ability to:

     .    obtain financing in the future,

     .    make needed capital expenditures,

     . withstand a future downturn in our business or the economy in general, or

     .    otherwise conduct necessary corporate activities.

     Events beyond our control, including prevailing economic and financial conditions, may affect our ability and our subsidiaries' ability to comply with these covenants and restrictions. If we or our subsidiaries fail to comply with these restrictions, a default may occur under the terms of Holdings' bank credit facility and the related documents or the indenture notwithstanding our ability and the ability of our subsidiaries to meet our respective debt service obligations.


     Limited Operating History--Because of our limited operating history and negative cash flow, it may be difficult for you to evaluate our business and predict our future success.

     We began providing telecommunications services in Bermuda in May 1997 through TBI. We have accumulated losses as of December 31, 1999 of $30.9 million and have never earned a profit. In addition, our historical financial information relates primarily to TBI's retail international telecommunications business and not the international telecommunications network solutions business we are entering with the construction of the Atlantica-1 Network. Accordingly, you have very limited historical financial information upon which to base your evaluation of our performance. You should consider our prospects in light of the risks, expenses and difficulties that companies in an early stage of development frequently encounter.

     We intend to use a significant amount of capital to develop the Atlantica-1 Network and terrestrial extensions. Until we complete the principal segments of the network, we will continue to spend more building the network than we will earn from selling capacity on it. Accordingly, we expect to experience negative cash flows after capital expenditures while we are developing our network. Our future success will depend substantially on sales of capacity on the Atlantica-1 Network and any subsequent systems. We may be unable to realize our business plan, achieve operating profitability or generate sufficient cash flow to service our debt, capital expenditures or working capital requirements.


     Substantial Future Capital Requirements--Our future growth will require substantial additional capital requirements that may exceed our budgeted amounts and for which we may need to incur additional indebtedness.

     Although we expect the net proceeds we received from the private offering of our 13% senior notes, the net proceeds we received from the private equity financing (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" below) and borrowings under Holdings' bank credit facility to be sufficient to complete the development of the Atlantica-1 Network, we expect to need significant amounts of additional capital to implement our business plan. We expect to incur up to an additional $85 million of senior debt in the first half of 2000 to finance the acquisition of terrestrial capacity for the Atlantica-1 Network, and we may incur further costs for terrestrial capacity in the future. In addition to building the Atlantica-1 Network, we may in the future expand our undersea fiber optic cable systems through the development of the Atlantica-2 Network. We expect the Atlantica-2 Network to have a lower unit price per kilometer to the Atlantica-1 Network and to require substantial capital to develop.

     If we cannot generate sufficient funds from operations, we may issue additional debt or equity capital. The provisions of the indenture, Holdings' bank credit facility and the related security, pledge, guarantee and other documents, however, may restrict our ability to issue debt or equity. We may be unable to arrange financing in the future or, if we are able to do so, we may be unable to arrange financing on terms that are favorable to us. Our ability to arrange financing and the cost of the financing will depend on many factors including:

     . general economic and capital markets conditions and particular conditions in the non-investment grade debt market,

     .    conditions in the telecommunications industry,

     .    regulatory developments,

     . investor confidence and credit availability from banks and other lenders,

     .    the success of the Atlantica-1 Network, and

     .    tax and securities laws that affect raising capital.


     Completion of the Atlantica-1 Network--If we fail to complete our network within our estimated cost and time-frame, we may be unable to provide our network services competitively.

     In order to implement our business strategy, we must successfully complete the Atlantica-1 Network at the cost and in the time-frame that we currently estimate. We have entered into a contract with Alcatel to design, engineer and construct the Atlantica-1 Network on a turnkey basis. A wide variety of factors, uncertainties and contingencies, many of which are beyond our or Alcatel's control, including inclement weather and adverse changes in government regulations, may affect the construction of the Atlantica-1 Network. Alcatel also may suspend its work on the network if we fail to make the requisite periodic payments. Any suspension could result in a failure to meet a scheduled completion date. In addition, our contract with Alcatel limits the damages that we could recover in the event of a breach by Alcatel.

     There are few manufacturers of materials used to build undersea fiber optic cable systems and these manufacturers have a limited capacity that network developers reserve in advance. Alcatel has reserved capacity for the Atlantica-1 Network. A significant delay in our time-frame could cause us to be unable to obtain the manufacturing capacity necessary to complete the network.

     Our successful completion of the Atlantica-1 Network at the cost and in the time-frame that we currently estimate will also depend, among other things, upon our ability to manage its construction effectively and Alcatel's ability to obtain all construction permits and licenses.

     Sales of Capacity--If we are unable to sell sufficient capacity on our cable systems or to sell capacity on favorable terms, then we may be unable to generate sufficient revenues and cash flows to implement our business plan.

     As of the date of this Form 10-K, we have only sold limited capacity on the BUS-1 system and have not sold any capacity on the Atlantica-1 Network. There may not be sufficient demand to support our network, we may not be able to sell capacity on our cable systems and any sales may not be on favorable terms. Several competitors have announced other undersea fiber optic cable systems with capacity, technology and scheduled completion dates that we expect to be similar to our network. These other systems may adversely affect our ability to sell our capacity.


     Realization of Other Revenues--If we fail to increase our revenues beyond initial capacity sales, we may be unable to implement our business plan.

     We intend to increase our revenues and profits by:

     .    upgrading capacity on the Atlantica-1 Network,

     . developing or acquiring additional undersea fiber optic cable capacity,

     . developing or purchasing terrestrial extensions in a cost effective manner to connect landing stations to major city centers,

     . introducing new products and services such as value-added offerings through which a customer could use our Bermuda base of network operations to generate cost-savings and minimize income taxes, and

     . increasing TBI's market share in Bermuda through the introduction of innovative product and service offerings at competitive prices.


     Operations Risks--If our systems fail to operate properly or are damaged, we may be unable to provide our intended network services and to implement our business plan.

     Our success depends on our systems providing competitive reliability, capacity and security. The operation, administration, maintenance and repair of a large-scale, complex telecommunications network, however, requires the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment. The

Atlantica-1 Network will employ certain components that no one has used before in an undersea fiber optic cable system. The BUS-1 system also is subject to operational risks. The failure of the hardware or software to function as required could render an undersea fiber optic cable system unable to perform at design specifications. Even if built to specifications, our systems may not function as expected in a cost-effective manner. Additional operational risks include physical damage, power loss, capacity limitations, breaches of security and disruptions beyond our control.

     Both the Atlantica-1 Network and the BUS-1 system are covered by a limited manufacturer's warranty for a limited period of time intended to ensure that the system as installed meets the design specifications. A third party maintains the BUS-1 system under a contract with us. We expect to enter into a contract with a third party to provide maintenance and other services on the Atlantica-1 Network prior to the RFS date. We expect that purchasers of IRU capacity will pay their pro rata share of maintenance expenses, including repair costs. If our systems fail to operate properly or are damaged, and the problem is either not covered by the manufacturer's warranty or applicable insurance coverage or we have not sold a sufficient amount of IRU capacity to absorb the repair cost, we may incur a material repair expense.

     We expect each of our systems to have a design life of not less than 25 years; however, the actual useful life of any of these systems may be shorter. A number of factors will affect the useful life of each of our systems, including, among other things:

     .    quality of construction,

     .    unexpected deterioration, and

     .    technological or economic obsolescence.


     Competition--We may be unable to compete with our larger and better financed competitors.

     The international telecommunications industry is extremely competitive. We face competition from existing and planned systems along each of our planned routes. We will also compete with satellite providers and land-based cable systems. Most of our competitors have substantially greater financial, technical and marketing resources than we do. We will compete primarily on the basis of price, availability, flexible provisioning, colocation services, transmission quality and reliability, customer service and the locations our systems connect.

     Future sources of competition for the Atlantica-1 Network include:

     . Americas-2, a new carriers' consortium cable system with a scheduled RFS date in the first half of 2000 that will connect Brazil, Venezuela, Florida and the Caribbean,

     . South American Crossing, a new self-healing ring cable system being developed by Global Crossing Ltd. that will link coastal countries in South America to Global Crossing's planned Mid-Atlantic Crossing in St. Croix, U.S.V.I. and Global Crossing's planned Pan American Crossing in Ft. Amador, Panama, and

     . the SAm-I cable system, a self-healing ring cable system being developed by Telefonica Internacional S.A. and Tyco International Ltd. that will connect the United States, Guatemala, Brazil, Argentina, Chile, Peru and Colombia.

     Global Crossing Ltd. has stated that South American Crossing is scheduled to be available for service in the first quarter of 2001 and will be capable of providing up to 1,280 Gbps of total capacity. Telefonica Internacional S.A. and Tyco International Ltd. have stated that SAm-1 is scheduled to be available for service in December 2000 and will be capable of providing up to 1,280 Gbps of total capacity. In addition, we are aware of carrier discussions regarding a possible new carrier's consortium cable system, Americas-3, that would involve a ring system connecting the United States, Puerto Rico, Venezuela, Argentina, Brazil, Chile, Ecuador, Colombia, Uruguay, Peru, Panama, Barbados, Jamaica and the Dominican Republic with a potential design capacity of up to 2,560 Gbps. We believe that the first quarter 2002 is the target completion date for this system. There may not be sufficient demand to support all of these systems or additional systems that these or other competitors may build.

     Our existing business, the provision of retail telecommunications services in Bermuda, is also very competitive. Our only licensed competitor in this market, Cable & Wireless, has:

     .    substantially greater financial, technical and marketing resources,

     .    access to larger networks through inter-company relationships,

     .    a broader portfolio of services,

     .    stronger name recognition, and

     .    long-standing customer relationships.

     In August 1999, an ISP in Bermuda filed for declaratory relief following the Bermuda Government's refusal to permit it to provide voice over Internet service under the terms of its data only service license. TBI intervened and was joined as a party to the lawsuit on January 21, 2000. The lawsuit was dismissed as a result of a preliminary application made by the Bermuda Government and TBI on February 15, 2000. On March 24, 2000, the Bermuda ISP applied for leave to appeal the dismissal to the Court of Appeal for Bermuda. The Bermuda ISP's application for leave to appeal is scheduled to be heard in June of this year. In addition, in October 1999, the Minister of Telecommunications & E-Commerce Affairs initiated a reconsideration of whether the license terms of ISPs should be amended to permit them to provide voice over Internet service and to broaden the class of carriers authorized to provide Internet services. Further to this initiative, in December 1999, the Minister requested the Telecommunications Commission to conduct an inquiry into the Bermuda ISP industry's financial and cost structure. Accordingly, the Bermuda Government may change its current policy and permit ISPs to provide voice over Internet, which would constitute a competitive service to TBI's long-distance services. In addition, the Bermuda Government may license additional parties to provide long-distance service in Bermuda. These developments may adversely impact our revenues from TBI's Bermuda long-distance business.


     Dependence on Senior Management--If we lose members of our senior management team, we may be unable to implement our business plan.

     We are dependent on the continued employment of our senior management team in order to implement our business plan. A small number of key management and operating personnel who have been extensively involved in our formation and the establishment of our key business relationships manage our business. Among other things, we rely on specific individuals to supervise the construction of our undersea cable network, to negotiate strategic alliances with telecommunications service providers and other carriers, to sell capacity on the network and to oversee and implement other aspects of our business plan. The loss of any member of our management team could delay or prevent us from achieving these aspects of our business plan. Competition for management-level individuals in the telecommunications industry is intense, and we may not be able to attract, motivate and retain highly skilled qualified personnel. We do not maintain any key person life insurance on the lives of any of our management personnel.


     Ability to Manage Growth--If we are unable to effectively manage our growth and transition from a development company to an operating company, we may not be successful in developing and operating our network.

     Our planned growth and expansion will place significant demands on our management and operations. Our ability to manage this growth successfully will depend on, among other things:

     . expanding our management resources, network infrastructure, information and reporting systems and controls,

     . expansion, training and management of our employee base, including attracting and retaining skilled personnel,

     .    evaluating new markets,

     .    monitoring operations,

     .    controlling costs, and

     . obtaining satisfactory interconnection agreements with other network providers.


     Dependence on Third Parties--If the third parties upon whom we depend do not perform their contractual obligations, we will be unable to provide our network services.

     We and our customers depend and will continue to depend upon third parties, such as carriers, Post, Telephone and Telegraph companies, or PTTs, telecommunications facilities providers and suppliers, and local operating companies, including the Bermuda Telephone Company, to:

     .    construct and maintain systems and provide equipment,

     . provide access to certain origination and termination points of our systems in various jurisdictions,

     . construct and operate landing stations in certain of these jurisdictions,

     .    acquire rights of way, licenses and permits, and

     .    provide terrestrial capacity.

     These third parties may not perform their contractual obligations.

     Tax Matters--We have assumed that a significant portion of our income will not be subject to certain taxes. If our assumption is incorrect or if there are changes in the prevailing tax laws, it could adversely impact our revenues and our cash flow.

     We believe that a significant portion of the income derived from our undersea fiber optic systems will not be subject to tax by any of (1) Bermuda, which currently does not have a corporate income tax, (2) Brazil, (3) Venezuela, or (4) certain other countries in which we will conduct activities or in which our target customers will be located, including the United States. However, we base our belief upon the anticipated nature and conduct of our business, which may change, and upon our understanding of the tax laws of the various countries in which we expect to have assets or conduct activities. Our position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect. We cannot predict the amount of tax to which we may become subject.


     Demand for Fiber Optic Capacity--If fiber optic cable technology becomes obsolete or is replaced by newer competing technologies, we may be unable to implement our business plan.

     The international telecommunications industry is changing rapidly due to, among other things:

     .    the easing of regulatory constraints,

     .    the privatization of established carriers and PTTs,

     .    the expansion of telecommunications infrastructure,

     .    economic globalization, and

     . the changing technology for all telecommunications industry sectors, including cable, wireless and satellite.

     Our business strategy and much of our planned growth is predicated upon the continuation of the growth in demand for international telecommunications capacity that has occurred over the past several decades and the continued viability of fiber optic cable networks as a preferred means of transmitting voice and data. This may not occur.

     Declining Prices Per Circuit--If prices for circuits decline more than we expect, we may not generate sufficient revenues to implement our business plan.

     The fiber optic cable transmission industry has realized significant per unit cost reductions over the past several years resulting from technological advances in fiber optics. These advances have caused prices for circuits to decline. We anticipate that prices for our products and services specifically, and network transmission capacity in general, will continue to decline over the next several years, due primarily to the following:

     . price competition as various network providers continue to install networks that might compete with the Atlantica-1 Network,

     . recent technological advances that result in substantial increases in the transmission capacity of both new and, to a lesser extent, existing fiber optic telecommunications networks, and

     . strategic alliances or similar transactions, such as long-distance capacity purchasing alliances among groups of carriers, that could increase the parties' purchasing power.

     There may, however, be a bigger decline in prices per circuit than we expect.


     Risks Associated with International Markets--We will operate in many foreign markets and these foreign operations will expose us to risks that may prevent us from providing our network services or may adversely affect our ability to do so profitably.

     Our foreign operations will expose us to certain risks inherent in doing business on an international level. These risks include:

     . regulatory limitations restricting or prohibiting us from providing our services,

     . unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers,

     .    difficulties in staffing and managing foreign operations,

     .    political risks,

     . fluctuations in currency exchange rates and restrictions on repatriation of earnings, and other exchange control regulations,

     .    delays from customers, brokers or government agencies,

     . potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, and

     . an economic downturn in the countries in which we expect to do business.


     Government Regulation--We and our customers are subject to substantial government regulation in the United States and several other jurisdictions. These regulations may affect our ability to operate our systems or offer certain of our products.

     Government regulations may require us, in the ordinary course of development, construction and operation of our network, to obtain and maintain various permits, licenses and other authorizations including undersea cable landing licenses (and environmental and natural resources licenses or permits) in the United States, Brazil, Bermuda, Venezuela and in any other foreign jurisdictions where our cables may land and exist. If we are unable to obtain and maintain necessary permits, licenses and other authorizations, we will be unable to operate our systems.

     BRAZIL: On March 2, 1999, we submitted a written request to the Agencia Nacional de Telecomunicacoes, or ANATEL, the telecommunications regulatory authority in Brazil, seeking a determination as to the scope and nature of ANATEL's authority to regulate undersea cable systems such as the Atlantica-1 Network. On October 13, 1999, ANATEL, in a response to this request, indicated that the provision of submarine cable infrastructure does not constitute a telecommunications service and therefore no ANATEL license is necessary to construct, own and operate the Atlantica-1 Network.

     VENEZUELA: The Comision Nacional de Telecomunicaciones, or CONATEL, the telecommunications regulatory agency in Venezuela, has provided us with written confirmation that we may construct and land the Atlantica-1 cable in Venezuela without formal regulatory approval from CONATEL. Additionally, based on advice provided to us by CONATEL, we do not believe that any CONATEL permits or concessions are necessary to operate the cable or sell capacity on the cable. Our inability to secure any necessary approvals in the required time frame could prevent us from providing our intended network services.

     We intend to submit to CONATEL an application for the appropriate licenses that will permit us to provide backhaul services in Venezuela. While we expect CONATEL to grant us these licenses, CONATEL may not do so, or it may not do so within our time schedule.

     BERMUDA: On January 10, 1997, the government of Bermuda granted TBI an international carrier license. The license is for a term of five years and is subject to renewal. The government may not renew our license. If the government fails to renew our license, we will no longer be able to provide telecommunications services in Bermuda and will be required to sell TBI's telecommunications business.

Item 2.   Properties.

     We lease executive and administrative office space at our headquarters at 2 Carter's Bay Road, Southside, St. David's DDBX, Bermuda. We lease cable station space in St. David's, Bermuda under a 12-year lease, which is renewable for an additional nine-year term. We also lease cable station space in Tuckerton, New Jersey under a lease that will expire when the BUS-1 system is retired from service, which is expected to occur in 2022. In addition, we lease office space in Hamilton, Bermuda, White Plains, New York, and in Canada in Concord, Ontario and Montreal.

     We have purchased property in (1) Fortaleza, Brazil, (2) Rio de Janeiro, Brazil, (3) Tuckerton, New Jersey and (4) Boca Raton, Florida, and have leased property in St. David's, Bermuda to build new cable landing stations for the Atlantica-1 Network. In addition, we intend to purchase property in Punta Gorda, Venezuela to build a new cable landing station.

Item 3.   Legal Proceedings.

     We are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not a party to any litigation the resolution of which we expect to have a material adverse effect on our business, financial condition and results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Sales of Unregistered Equity Securities

     On July 14, 1999, the Company issued 13,263,646 common shares at $20.40 per share (par value $1.50) and 1,000 Class B shares, which have special voting rights, for aggregate proceeds of $270.6 million less commission of approximately $11.7 million. These securities were not registered under the Securities Act of 1933 pursuant to
Section 4(2) thereof and Rule 506 of Regulation D of the general rules and regulations under the Securities Act of 1933. These exemptions were available to the Company because the sale of these equity securities did not involve a public offering and because the Company sold the securities solely to accredited investors pursuant to the provisions of Rule 506. The placement agent for the issue was TD Securities Inc. The securities were issued to the following institutional investors or their affiliates:

          .  Boston Ventures Management Inc.,
          .  Capital Communications CDPQ Inc.,
          .  Kelso & Company,
          .  Nautilus Equity Investors LLC,
          .  Ontario Municipal Employee Retirement Board,
          .  Providence Equity Partners Inc.,
          .  Sandler Capital Management,
          .  Spectrum Equity Investors, and
          .  TD Capital Group Limited.

     We also retired subordinated loans in the principal amount of $13.5 million when our former subordinated lenders elected to effectively convert the principal and $1.9 million of accrued interest on their subordinated loans into 1,635,286 common shares. These common shares were not registered under the Securities Act of 1933 pursuant to the same exemptions discussed above.

Market Information

     There is no established public trading market for our common shares in the United States. Our common shares trade on the Bermuda Stock Exchange under the symbol "GLOCOM." The following table sets forth, for the periods indicated, the high and low sales prices of our common shares. These prices are stated in Bermuda dollars, which are pegged to the United States dollar at par.


   Period                                 High                           Low
   ------                                 ----                           ---
   1998
   1st Quarter                          $8 1/4                            $8
   2nd Quarter                           7 1/2                             7
   3rd Quarter                           7 1/2                             5
   4th Quarter                               5                         4 1/2

   1999
   1st Quarter                          $4 1/2                            $3
   2nd Quarter                               5                             3
   3rd Quarter                          19 1/2                            14
   4th Quarter                              23                        18 1/4


Holders

     As of March 15, 2000, there were approximately 220 holders of record of our common shares.

Dividends

     We have not declared cash dividends on our common shares since our inception and we do not anticipate paying any cash dividends in the foreseeable future, but intend instead to retain any future earnings for reinvestment in our business. Any future determination as to the payment of dividends will be made at the discretion of our board of directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the board of directors deems relevant.

     Our ability to pay dividends may also be restricted by the indenture under which we issued our 13% senior notes and by our holding company structure. Our only material asset is our ownership of the capital stock of Holdings. As a result, our ability to pay dividends depends on the performance of the businesses owned by our subsidiaries and our subsidiaries' ability to distribute funds to us. Holdings' bank credit facility and the related security, pledge, guarantee and other documents will restrict our subsidiaries' ability to pay dividends, make distributions or otherwise transfer funds to us.

Bermuda Law Considerations

     Under existing Bermuda law, no income, withholding or other taxes or stamp or other duties are imposed on United States holders upon the issue, transfer or sale of our common shares or on any payments thereunder. There is no reciprocal tax treaty between Bermuda and the United States regarding withholding taxes.

Item 6.   Selected Financial Data.

     The following table sets forth selected consolidated financial data for the Company. We have derived the selected consolidated statement of operations data for the fiscal years ended

December 31, 1999, 1998, 1997 and for the ten months ended December 31, 1996 and the selected consolidated balance sheet data as at December 31, 1999, 1998, 1997 and 1996 from our consolidated financial statements that PricewaterhouseCoopers LLP, Chartered Accountants, has audited. We have prepared this selected consolidated statement of operations data and balance sheet data in accordance with United States generally accepted accounting principles.

     We are substantially increasing the scope and scale of our business with the development of the Atlantica-1 Network. Accordingly, the selected consolidated financial data presented below may not be indicative of our financial position or results of operations in the future. You should read the selected consolidated financial data in conjunction with our consolidated financial statements and the notes thereto that are included elsewhere in this Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   Ten Months       Fiscal Year Ended
                                                                                   ----------       -----------------
                                                                                     Ended            December 31,
                                                                                     -----            ------------

                                                                                   December 31,
                                                                                   -----------
                                                                                      1996
                                                                                   ----------      1997        1998         1999
                                                                                                ---------    ---------    ---------
Statement of Operations Data:
Revenues
Telecommunications services ....................................................   $    --      $   4,962    $  24,940    $  26,033
IRU capacity ...................................................................        --           --          1,784          315
                                                                                   ---------    ---------    ---------    ---------
HOLD ...........................................................................        --          4,962       26,724       26,348
                                                                                   ---------    ---------    ---------    ---------

Expenses
Carrier charges ................................................................        --          3,559       15,129       10,989
Cost of IRU capacity ...........................................................        --           --            547         --
General and administrative expenses ............................................       3,158        4,961        9,328       19,311
Amortization of capital assets .................................................           1          429        1,502        1,854
Interest on long-term debt .....................................................        --          1,055        3,863       20,427
Accrued contingent interest(1) .................................................        --            382          960          538
Interest income ................................................................        (141)        (193)        (170)     (12,588)
Provision for income taxes .....................................................          14           53           36          141
Minority interest ..............................................................        --           (249)        (204)        --
Loss from equity accounted for investments .....................................         228          261          677          773
Extraordinary loss relating to extinguishment of debt ..........................        --           --           --            809
                                                                                   ---------    ---------    ---------    ---------
Net loss .......................................................................   $  (3,260)   $  (5,296)   $  (4,944)   $ (15,906)
                                                                                   =========    =========    =========    =========
Basic and fully diluted loss per common share before extraordinary item ........   $   (1.89)   $   (1.52)   $   (1.41)   $   (1.52)
                                                                                   =========    =========    =========    =========
Basic and fully diluted loss per common share relating to the
  extraordinary loss from the debt extinguishment ..............................        --           --           --          (0.08)
                                                                                   =========    =========    =========    =========
Basic and fully diluted loss per common share ..................................   $   (1.89)   $   (1.52)   $   (1.41)   $   (1.60)
                                                                                   =========    =========    =========    =========
Balance Sheet Data (at period end):
Current assets including cash ..................................................   $  12,520    $   4,517    $   7,296    $  83,876
Capital assets, net ............................................................       4,731       26,970       26,182       49,148
Total assets ...................................................................      17,418       55,152       56,260      705,332
Total long-term debt (including current portion) ...............................        --         30,122       38,019      400,000
Shareholders' equity ...........................................................      16,725       11,648        6,704      241,581

Other Financial Data:
Capital expenditures .......................................................    $   4,728     $  22,662     $   1,791     $   4,139
Ratio of earnings to fixed charges .........................................         --(2)         --(2)         --(2)         --(2)
Cash provided by (used in):
Operating activities .......................................................    $  (1,359)    $   5,447     $  (3,489)    $  12,020
Financing activities .......................................................       17,594        29,159         6,937       578,917
Investing activities .......................................................       (6,898)      (43,128)       (1,777)     (593,967)
Earnings (loss) before interest, amortization, income taxes, minority
  interest, equity accounted for investments and extraordinary item(3) .....       (3,158)       (3,558)        1,720        (3,952)




(1) Accrued contingent interest represents the payment that we would have had to make if the warrant holders had not exercised the warrants that we issued in connection with our retired subordinated loans by July 28, 2002. We calculated it at 7% per annum on the gross exercise price for the unexercised warrants from the date of issue to the date of expiration.

(2) Earnings were inadequate to cover fixed charges and accordingly the deficiency of earnings available to cover fixed charges is as follows:
     $3,246 for the ten months ended December 31, 1996, $5,243 for the year ended December 31, 1997, $4,908 for the year ended December 31, 1998, and $14,956 for the year ended December 31, 1999. For the purposes of calculating the deficiency of earnings available to cover fixed charges, earnings consists of earnings (loss) before income taxes, minority interest, equity accounted for investment and extraordinary item adjusted for minority interest, earnings (loss) from equity accounted for investments and fixed charges. Fixed charges consist of interest on long-term debt, amortization of deferred financing costs, accrued contingent interest and the interest component of rental expense.

(3) Earnings (loss) before interest, amortization, income taxes, minority interest, equity accounted for investments and extraordinary item is not a measure of performance under U.S. GAAP, but we present it because we believe it is a measure of performance that analysts, investors and other interested parties in our industry commonly report and widely use. You should not consider it an alternative to net loss as a measure of operating performance or cash provided by (used in) operations as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     You should read the discussion in this section in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report. Certain information contained in this section, including information with respect to our plans and expectations for our business, is forward-looking. You should carefully consider the factors set forth under the caption "Forward-Looking Statements," "Business-Risk Factors" and elsewhere in this report for a discussion of important factors that could cause actual results to differ materially from any forward-looking statements contained in this report.

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

     Customers may enter into agreements to purchase capacity from us in the form of the granting of IRUs, portable IRUs or capacity leases. Revenue from the sale of capacity by us is recognized at the date a customer first has access to the capacity, provided certain conditions are met. Once the IRU is granted to the purchaser, the purchase price is non-refundable and the purchaser is required to pay operations, administration and maintenance fees for as long as connectivity is maintained. The proceeds from the long-term operating lease of capacity are deferred and amortized over the term of the contract.

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

Operating Expenses

     Our operating expenses include network expenses and general and administrative costs incurred to sustain and expand our Bermuda operations, as well as to plan and finance the intended construction of the Atlantica-1 Network. As our systems develop, additional resources will be required to provide for operations and for sales of capacity. Prior to the RFS date for the connection from Tuckerton, New Jersey to Fortaleza, Brazil via Bermuda, we will enter into an agreement with a third party that will provide operation, administration and maintenance services on our systems. Following this RFS date, we expect to recover a substantial portion of our operating, administration and maintenance costs from periodic payments by customers. The amounts of these payments will be based on the pro rata capacity purchased by the customer in relation to the total capacity of the system. Each customer's pro rata share will be capped and therefore, our share of operation, administration and maintenance costs will be higher at the outset and will decline over time as capacity is sold.

Results of Operations - Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

Revenues

     Revenues decreased to $26.3 million for the year ended December 31, 1999 from $26.7 million for the year ended December 31, 1998, a decrease of 1.5%.

     Outbound revenues increased to $20.3 million for the year ended December 31, 1999 compared to $18.8 million for the year ended December 31, 1998, an increase of 8.0%. This increase was the result of an increase in commercial and residential traffic but was offset by a rate reduction for commercial and residential customers introduced on April 1, 1999. The average rate per outbound minute realized was $0.87 for the year ended December 31, 1999 compared to $0.94 for the year ended December 31, 1998. Outbound traffic volumes increased to 23.3 million minutes for the year ended December 31, 1999 from 17.3 million minutes for the year ended December 31, 1998. These volume increases were a response to an increase in marketing and advertising by the Company and were reflective of a positive response to the rate reductions.

     Inbound revenues decreased to $4.0 million for the year ended December 31, 1999 compared to $5.3 million for the year ended December 31, 1998, a decrease of 24.5%. Revenue from debit sales increased to $1.2 million for the year ended December 31, 1999 compared to $0.4 million for the year ended December 31, 1998, an increase of 200.0%. This increase was the direct result of a distribution arrangement for the debit cards introduced in November 1998.

     IRU capacity revenue decreased to $0.3 million for the year ended December 31, 1999 compared to $1.8 million for the year ended December 31, 1998, a decrease of 83.3%. There were no capacity sales in the year ended December 31, 1999.

Carrier Charges and Cost of IRU Capacity

     Carrier charges and Cost of IRU Capacity decreased to $11.0 million for the year ended December 31, 1999 compared to $15.7 million for the year ended December 31, 1998, a decrease of 29.9%. This decrease was largely due to a reduction in local access charges for Bermuda originating and terminating traffic. These charges decreased to $4.7 million for the year ended December 31, 1999 from $7.3 million for the year ended December 31, 1998, a decrease of 35.6%. The decrease reflects reductions in the settlement rates paid to the Bermuda Telephone Company. For outbound traffic these settlement rates were reduced from $0.27 per minute in 1998 to $0.15 per minute in January 1999 with a further reduction to $0.10 per minute in July 1999. For inbound traffic these settlement rates were reduced from $0.24 per minute in 1998 to $0.15 per minute in January 1999 with a further reduction to $0.10 per minute in July 1999.

     Foreign settlements for the year ended December 31, 1999 decreased to $6.3 million from $7.8 million for the year ended December 31, 1998, a decrease of 19.2%. This decrease was largely due to reductions in costs to terminate calls to countries other than the U.S. and the U.K. During the year ended December 31, 1999 and 1998, the settlement rate with U.S. carriers and U.K. carriers was unchanged.

     The cost of the sale of cable capacity in the year ended December 31, 1998 totaled $547,000.

General and Administrative Expenses

     General and Administrative Expenses for the year ended December 31, 1999 increased to $19.3 million compared to $9.3 million for the year ended December 31, 1998, an increase of 107.5%. This increase was mainly due to an increase in compensation expense of $4.2 million resulting from the recognition of costs related to certain stock options granted to the Company's directors, officers and employees. The increase was also due to marketing, promotions, and administrative costs associated with the Atlantica-1 Network and commitment fees related to the Atlantica-1 Network financing.

Amortization Expense

     Amortization of capital assets for the year ended December 31, 1999 increased to $1.9 million from $1.5 million for the year ended December 31, 1998, an increase of 26.7%. This increase resulted largely from the addition of network and telecommunications equipment.

Interest on Long-Term Debt

     Interest on long-term debt for the year ended December 31, 1999 increased to $20.4 million from $3.9 million for the year ended December 31, 1998, an increase of 423.1%. This increase was a result of the debt financing for the development of the Atlantica-1 Network secured by the Company in July 1999 net of amounts capitalized.

Interest income

     Interest income for the year ended December 31, 1999 increased to $12.6 million from $0.2 million for the year ended December 31, 1998. This increase was a result of investing certain proceeds from our July 1999 financing for the Atlantica-1 Network.

Extraordinary loss

     During July 1999, the Company recognized an extraordinary loss of $0.8 million in connection with the re-financing and write-off of unamortized deferred financing costs.

Result of Operations - Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

     We began commercial operations in May 1997, initially providing service via satellite pending the completion of the BUS-1 system in November 1997. Accordingly, our results of operations for 1997 reflect only seven full months of operation, as compared to the twelve months of operation in the 1998 results.

Revenues

     Revenues increased to $26.7 million in 1998 compared to $5.0 million in 1997, an increase of 434.0%. This increase resulted primarily from an increase in our market share in Bermuda and the sale of undersea fiber optic cable capacity in 1998. Outbound revenues for 1998 increased to $18.4 million compared to $4.5 million for 1997, an increase of 308.9%. Inbound revenues increased to $5.7 million in 1998 compared to $0.4 million in 1997, an increase of 1,325.0%. The average rate per outbound minute realized was $0.94 in 1998 and 1997.

     Bulk capacity sales on the BUS-1 system to two major international carriers, in the form of IRUs, were completed in 1998 for aggregate proceeds of $1.5 million. In addition, a Bermuda-based ISP leased bulk capacity on the BUS-1 system, for a 10- to 25-year term, at a total price of $8.0 million. The proceeds from the IRU sales were recognized in 1998 while the proceeds from the leased capacity are deferred and amortized over 25 years.

Carrier Charges and Cost of IRU Capacity

     Carrier charges and cost of IRU capacity increased to $15.7 million in 1998 compared to $3.6 million in the previous year, an increase of 336.1%. This increase resulted primarily from higher traffic in 1998, partially offset by the impact of reduced settlement rates with foreign carriers.

     Local access charges for Bermuda originating and terminating traffic increased to $7.3 million in 1998 compared to $1.5 million in 1997, an increase of 386.7%. Local access charges for 1998 were levied on the basis of a government approved tariff of $0.27 per minute for originating traffic and $0.24 per minute for terminating traffic. These rates remained unchanged from the previous year. The increase in the charges resulted from an increase in traffic on our system.

     Foreign settlements for 1998 totaled $7.6 million compared to $2.1 million for the previous year, an increase of 261.9%. During 1998, the settlement rate with U.S. carriers was reduced from $0.51 to $0.35 per minute and the U.K. rate was reduced from the equivalent of $0.62 to $0.48 per minute. The increase in the amount of charges resulted from an increase in traffic on our system.

     The cost of IRU capacity sold in 1998 totaled $547,000. There were no capacity sales in 1997.

General and Administrative Expenses

     General and administrative expenses in 1998 increased to $9.3 million compared to $5.0 million for the previous year, an increase of 86.0%. This increase resulted primarily from the cost of additional staff and marketing expenditures required to acquire market share in Bermuda. Significant additional staffing should not be required to expand and maintain the Bermuda business. However, as the Atlantica-1 Network develops, staffing levels for selling and network operations will be increased substantially.

Amortization Expense

     Amortization expense increased to $1.5 million in 1998 compared to $0.4 million in the previous year, an increase of 275.0%. This increase is primarily attributable to the addition of the BUS-1 system in November 1997. Amortization expense related to the BUS-1 system was $0.9 million in 1998 compared to $0.1 million in the previous year, an increase of 800.0%.

Interest on Long-Term Debt

     Interest on long-term debt increased to $3.9 million in 1998 compared to $1.1 million in 1997, an increase of 254.5%. This increase resulted primarily from higher average borrowings in 1998.

Results of Operations - Year Ended December 31, 1997 Compared With Ten Months Ended December 31, 1996

     We did not provide telecommunications services prior to 1997. Therefore, we did not have any revenues or carrier charges and other cost of sales in the ten months ended December 31, 1996. In addition, the periods are not directly comparable because the period ended December 31, 1997 was for 12 months while the period ended December 31, 1996 was for only 10 months.

Revenues

     Revenues increased to $5.0 million in 1997. We had no revenues in 1996. On a monthly basis outbound revenue increased from $0.3 million in June 1997 to $1.0 million in December 1997. Inbound traffic from MCI Worldcom and British Telecom began in August 1997 and contributed to approximately 7% of the revenue for the 1997 year. At December 1997, inbound traffic represented 10% of revenue for the month.

Carrier Charges and Cost of IRU Capacity

     Carrier charges and cost of IRU capacity increased to $3.6 million in 1997. We had no carrier charges and other costs of sales in 1996. The cost of services was relatively high in 1997 because the BUS-1 system did not become operational until November 1997 and traffic was carried via satellite until that time. Also, settlement rates with foreign carriers were relatively high in 1997 until volume-related price reductions were established with these carriers.

General and Administrative Expenses

     General and administrative expenses increased to $5.0 million in 1997 compared to $3.2 million in 1996, an increase of 56.3%. This increase resulted largely from the development of network, sales and customer service infrastructure to support our service offerings and operations.

Amortization Expense

     Amortization expense increased to $429,000 in 1997 compared to $1,000 in 1996 as the BUS-1 system became operational.

Interest on Long-Term Debt

     Interest on long-term debt increased to $1.1 million in 1997 as our retired subordinated loans and TBI's retired credit facility were obtained to finance the BUS-1 system, and funds were drawn from these facilities. We had no interest on long-term debt in 1996.

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

     . A bank credit facility of up to $400.0 million that consists of various term facilities totaling $390.0 million and a $10.0 million revolving credit facility. Our subsidiary Holdings, the borrower under the credit facility, may also request an additional facility of up to $50.0 million, subject to lender approval and other restrictions. All loans under Holdings' bank credit facility mature on June 30, 2005 except for one of the term facilities of $100.0 million, which matures on September 30, 2005. The interest rates on the loans under the credit facility initially range from London Interbank Offered Rate, or LIBOR, plus 3.5% to LIBOR plus 4.0%. Availability of funds under the credit facility is subject to certain terms and conditions. Substantially all of the assets of Holdings and of its present and future direct and indirect subsidiaries have been pledged as collateral for the credit facility. In addition, the ultimate parent company of the supplier for the Atlantica-1 Network has provided an initial guarantee of $100.0 million of one of the term facilities subject to certain conditions and adjustments.

     . The retirement of subordinated loans in the principal amount of $13.5 million when our former subordinated lenders elected to effectively convert the principal and $1.9 million of accrued interest on their subordinated loans into 1,635,286 common shares.

     In September 1999, the Company borrowed $100 million under one of its term facilities of Holdings' bank credit facility.

Future Capital Expenditures and Capital Resources

     The development of the Atlantica-1 Network will require us to make significant capital expenditures in connection with building the undersea cable system and the related landing stations, and securing terrestrial capacity to connect the landing stations with major cities. We estimate the total cost to build the Atlantica-1 Network, including the secondary strand of the Rio extension, landing stations and capital contingencies, will be $825 million. This $825 million estimate does not include potential capital costs, if any, associated with securing terrestrial capacity, including any terrestrial extension to Buenos Aires, Argentina. We expect the primary ring of the Atlantica-1 Network to be RFS in December 2000.

     We have commitments under our supply contract with Alcatel to make payment installments in varying amounts as construction milestones are achieved on the Atlantica-1 Network. The total of these payment installments for the years ending December 31, 2000 and December 31, 2001 are $465.6 million and $62.1 million, respectively.

     We expect to use the net proceeds we received from the private offering of our 13% senior notes, the private equity financing (net of the proceeds we used to repurchase outstanding shares of the Company from existing shareholders) and the exercise of warrants by our former subordinated lenders, together with available funds under Holdings' bank credit facility, to finance:

     . the construction of the Atlantica-1 Network, including the secondary strand of the Rio extension, landing stations and capital contingencies, and

     .    pre-RFS working capital requirements.

     We have already repaid our subordinated loans and TBI's credit facility, paid transaction costs related to our financings, paid certain working capital requirements, made an initial payment under our contract with Alcatel and paid commitment fees and interest on Holdings' bank credit facility from these funds.

     We expect to incur up to an additional $85 million of senior debt in the first half of 2000 to finance the acquisition of terrestrial capacity for the Atlantica-1 Network. We may obtain this financing through a new senior note offering, bank loans or a combination thereof. We have obtained a commitment from a financial institution to provide us with an $85 million debt facility in the event that we are unable to consummate a senior note offering. This commitment is subject to various terms and conditions. We cannot assure you that we will be able to raise successfully necessary capital. We may also incur further costs for terrestrial capacity in the future.

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

     The Company's use of cash is generally restricted under the terms of Holdings' bank credit facility to operating and capital expenditures related to the Atlantica-1 Network and to other telecommunications activities. The investment of the cash is restricted to investments with a minimum credit rating of A-1 by Standard & Poor's or P-1 by Moody's.


Historical Capital Expenditures and Capital Resources

     We have incurred significant operating losses and capital expenditures related to the development of TBI. We have financed these expenditures through a combination of borrowings under TBI's retired credit facility and the retired subordinated loans, and equity contributions.

     Net cash provided by operating activities was $12.0 million for the year ended December 31, 1999, as compared to net cash used in operating activities of $3.5 million for the year ended December 31, 1998. The use of cash by operations in 1998 was due primarily to a large increase in payables in 1997 which was paid early in 1998. The cash provided by operations in 1999 was primarily the result of cash received from leasing capacity on the BUS-1 cable system and from the accrual of interest payable on our 13% senior notes which was not payable until January 15, 2000.

     Cash provided by financing activities was $578.9 million for the year ended December 31, 1999 and primarily represents proceeds from the private equity financing and issuance of the 13% senior notes in July 1999 and borrowings under Holdings' bank credit facility in September 1999, partially offset by repayments of borrowings under long term debt, payments of financing costs and the purchase and cancellation of common shares. Cash provided by financing activities was $6.9 million for the year ended December 31,1998 and relates to draws on our retired term loan and operating credit facility.

     Cash used in investing activities was $594.0 million and $1.8 million for the year ended December 31, 1999 and 1998, respectively. The cash used in investing activities for the year ended December 31, 1999 is largely comprised of the first installment of $62.8 million under our supply contract with Alcatel and reflects the Company's restricted cash and investments.

Seasonality

     Our Bermuda operations experience seasonal fluctuations that are a function of the volume of tourist traffic. Traffic declines during the winter months when tourist traffic is low.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to various market risks relating to changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exposure

     We are exposed to fluctuations in foreign currencies relative to the U.S. dollar. Because the Bermuda dollar is pegged to the U.S. dollar, there is no foreign currency exposure for transactions conducted in this currency. Our foreign currency exposures as at December 31, 1999 are as follows:

     Note Receivable: We had a note receivable of (British Pounds)250,000 which is non-interest bearing and due November 20, 2000.

     Account Payable: We had an account payable of 900,591 SDR's, a notional currency tied to a basket of European currencies, to one of our carriers. This payable is current and non-interest bearing.

     Settlements on International Traffic: Settlements on international traffic are largely made in U.S. dollars. For the year ended December 31, 1999, approximately 12% of the Company's cost of sales and 2% of the Company's revenue was denominated in a currency other than the U.S. dollar.

Interest Rate Exposure

     Long-term debt: As at December 31, 1999, we owed $100.0 million of variable-rate long-term debt which is due September 30, 2005. The interest rate on this debt fluctuates with LIBOR. On December 22, 1999, we entered into an interest rate cap transaction for $50.0 million of this debt, capping the interest at 7.0% for a three-year term. The interest rate exposure on this debt is also mitigated by the fact that the proceeds from this debt are invested in short-term investments, the return on which also fluctuates with market interest rates. As at December 31, 1999, we also owed $300.0 million on our outstanding senior notes, which is due July 15, 2007 and has a fixed interest rate of 13%. See Note 9 to our consolidated financial statements in this report for more information on our debt.

     Short-term investments: We held $522.0 million in money market investments at December 31, 1999. The return on this investment portfolio fluctuates with market interest rates.

     The table below provides information about the interest rates of our debt obligations and the interest rate cap transaction. The table shows the amount of debt and average interest rates as of December 31, 1999, by expected maturity dates.



Expected maturity dates           2000    2001       2002    2003    2004   Thereafter  Total       Fair Value
                                                                                                12/31/1999  12/31/1998
                               ---------------------------------------------------------------------------------------

                                                         (in thousands)
US Dollar
Debt
13% Series B Senior Notes           --      --        --       --      --   300,000    300,000     300,000         N/A
due 2007
  Average interest rates - fixed                                                 13%



Bank Credit Facility due 2005       --      --        --       --      --   100,000    100,000     100,000         N/A
  Average interest rates - variable                                              (1)




Derivative Instruments


Interest Rate Cap for               --      --  50,000(2)      --      --       --      50,000       50,647        N/A
  contract notional amount


------------------------------

(1) The interest rate is calculated at LIBOR plus 4.0%. The interest rate as of December 31, 1999 was 10.19%.

(2) The interest rate cap fixes the interest rate at 7% for $50,000 of the Bank Credit Facility.

Item 8.   Financial Statements and Supplementary Data.

     The Company's financial statements and the notes thereto appear beginning on the next page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

February 16, 2000


Auditors' Report

To the Directors and Shareholders of
GlobeNet Communications Group Limited


We have audited the accompanying consolidated balance sheets of GlobeNet Communications Group Limited as of December 31, 1999 and 1998 and the related consolidated statements of shareholders' equity, operations and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobeNet Communications Group Limited at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.


/s/ PricewaterhouseCoopers L.L.P.

Chartered Accountants

Toronto, Canada

                      GlobeNet Communications Group Limited
                           Consolidated Balance Sheets
                        As of December 31, 1999 and 1998
--------------------------------------------------------------------------------

       (in thousands of U.S. dollars, except share and per share amounts)




                                                                                  1999                   1998
                                                                                     $                      $
Assets
Current assets
Cash                                                                                  -                 3,030
Restricted cash (note 3)                                                         79,998                     -
Accounts receivable (net of allowance of $224; 1998 - $80)                        2,096                 1,847
Other receivables                                                                   150                   718
Due from related party (note 4)                                                       -                 1,363
Prepaid expenses and deposits                                                     1,632                   338
                                                                       -----------------------------------------

                                                                                 83,876                 7,296

Restricted cash (note 3)                                                        448,399                     -
Fixed assets (note 5)                                                            49,148                26,182
Construction in progress (note 6)                                                98,062                     -
Other assets (note 7)                                                            25,847                 1,411
Equity accounted for investments                                                      -                21,371
                                                                       -----------------------------------------

                                                                                705,332                56,260
                                                                       -----------------------------------------
Liabilities

Current liabilities
Accounts payable (note 8 )                                                       36,179                 3,871
Accrued liabilities (note 8)                                                     21,117                 4,971
Current portion of long-term debt (note 9)                                            -                 3,000
                                                                       -----------------------------------------

                                                                                 57,296                11,842

Long-term debt (note 9)                                                         400,000                35,019

Deferred revenue (note 10)                                                        6,455                 2,695
                                                                       -----------------------------------------

                                                                                463,751                49,556
                                                                       -----------------------------------------
Shareholders' Equity

Share capital (notes 12 and 13)
Class A shares, 100 shares authorized, par value $1.50 each
      nil (1998 - 100) shares issued and outstanding                                  -                     -
Class B shares, 2,000 shares authorized, par value $1.50 each
      1,000 (1998 - nil) shares issued and outstanding                                2                     -
Common shares, 24,000,000 authorized, par value $1.50 each
      17,043,900 (1998 - 3,515,927) shares issued and outstanding                25,566                 5,274

Additional paid-in capital                                                      246,866                16,377

Deficit                                                                         (30,853)              (14,947)
                                                                       -----------------------------------------

                                                                                241,581                 6,704
                                                                       -----------------------------------------

                                                                                705,332                56,260
                                                                       -----------------------------------------

Commitments (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

                      GlobeNet Communications Group Limited
                 Consolidated Statements of Shareholders' Equity
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)

                                                               Par                         Par                                Total
                                                          value of                    value of   Additional                  share-
                                    Class A     Class B    Class B        Common        common      paid in                holders'
                                     shares      shares     shares        shares        shares      capital     Deficit      equity
                                                                 $                           $            $           $           $
December 31, 1996                        --          --         --      3,487,916        5,232       16,200      (4,707)     16,725

Shares options exercised                 --          --         --         28,011           42           42          --          84
Share options issued                     --          --         --             --           --          135          --         135
Shares issued                           100          --         --             --           --           --          --          --
Net loss for the year                    --          --         --             --           --           --      (5,296)     (5,296)
                                   ----------------------------------------------    -----------------------------------------------

December 31, 1997                       100          --         --      3,515,927        5,274       16,377     (10,003)     11,648

Net loss for the year                    --          --         --             --           --           --      (4,944)     (4,944)
                                   ----------------------------------------------    -----------------------------------------------

December 31, 1998                       100          --         --      3,515,927        5,274       16,377     (14,947)      6,704
                                   ----------------------------------------------    -----------------------------------------------

Compensatory share
      options                            --          --         --             --        8,758           --       8,758
Deferred compensation                    --          --         --             --           --       (4,551)         --      (4,551)
Share options exercised                  --          --         --        129,041          194          754          --         948
Shares issued in private equity
      financing                          --          --         --     13,263,646       19,895      250,683          --     270,578
Share issue costs                        --          --         --             --           --      (11,665)         --     (11,665)
Shares issued                            --       1,000          2             --           --           --          --           2
Shares issued on conversion of
      subordinated debt and
      exercise of warrants               --          --         --      1,635,286        2,453       14,860          --      17,313
Shares purchased and cancelled         (100)         --         --     (1,500,000)      (2,250)     (28,350)         --     (30,600)
Net loss for the year                    --          --         --             --           --           --     (15,906)    (15,906)

                                   ----------------------------------------------    -----------------------------------------------
December 31, 1999                        --       1,000         $2     17,043,900     $ 25,566    $ 246,866   $ (30,853)  $ 241,581
                                   ----------------------------------------------    -----------------------------------------------




The accompanying notes are an integral part of these consolidated financial statements.

                      GlobeNet Communications Group Limited
                      Consolidated Statements of Operations
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


                                                                           1999            1998           1997
                                                                              $               $              $
Revenues
Telecommunications services                                              26,033          24,940          4,962
IRU capacity (note 10)                                                      315           1,784              -
                                                                -------------------------------------------------

                                                                         26,348          26,724          4,962
                                                                -------------------------------------------------
Expenses
Carrier charges                                                          10,989          15,129          3,559
Cost of IRU capacity                                                          -             547              -
General and administrative expenses (notes 4 and 15)                     19,311           9,328          4,961
Amortization of fixed assets                                              1,854           1,502            429
                                                                -------------------------------------------------

                                                                         32,154          26,506          8,949
                                                                -------------------------------------------------

Operating loss                                                           (5,806)            218         (3,987)
Interest on long-term debt                                               20,427           3,863          1,055
Accrued contingent interest (note 9)                                        538             960            382
Interest income                                                         (12,588)           (170)          (193)
                                                                -------------------------------------------------

Loss before income taxes, minority interest, equity accounted
      for investments and extraordinary item                            (14,183)         (4,435)        (5,231)
Provision for income taxes                                                 (141)            (36)           (53)
                                                                -------------------------------------------------

Loss before minority interest, equity accounted for
      investments and extraordinary item                                (14,324)         (4,471)        (5,284)
Minority interest (note 11)                                                   -             204            249
Loss from equity accounted for investments (note 11)                       (773)           (677)          (261)
                                                                -------------------------------------------------

Loss before extraordinary item                                          (15,097)         (4,944)        (5,296)
Extraordinary loss relating to extinguishment of debt (note 9)             (809)             --             --
                                                                -------------------------------------------------

Net loss and comprehensive loss for the year                            (15,906)         (4,944)        (5,296)
                                                                -------------------------------------------------

Basic and fully diluted loss per common share before
      extraordinary item                                                  (1.52)          (1.41)         (1.52)
                                                                -------------------------------------------------

Basic and fully diluted loss per common share relating to the
      extraordinary loss from the extinguishment of debt                  (0.08)             --             --
                                                                -------------------------------------------------


Basic and fully diluted loss per common share (note 14)                   (1.60)          (1.41)         (1.52)
                                                                -------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                      GlobeNet Communications Group Limited
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


                                                                           1999            1998           1997
                                                                              $               $              $
Cash provided by (used in)
Operating activities
Net loss for the year                                                   (15,906)         (4,944)        (5,296)
Items not involving cash
      Amortization of fixed assets                                        1,854           1,502            429
      Write-down of other assets                                             --             201             --
      Amortization of other assets                                        1,949             321             305
      Extraordinary loss-extinguishment of debt                             809              --             --
      Minority interest                                                      --            (204)          (249)
      Loss from equity accounted for investments                            773             677            261
      Accrued contingent interest                                           538             960            382
      Gain on granting of indefeasible rights of use and loss
           on sale of capital assets                                         --            (970)            --
      Compensatory share options                                          4,207              --             --
Net change in non-cash operating items
      Accounts receivable                                                  (249)           (577)        (1,270)
      Other receivables                                                     568             970         (1,688)
      Note receivable                                                       (32)             --             --
      Prepaid expenses and deposits                                      (1,294)           (138)            32
      Accounts payable                                                    1,265          (6,369)         9,669
      Accrued liabilities                                                13,778           3,908            959
      Deferred revenue                                                    3,760           1,174          1,521
      Recoverable duties                                                     --              --            392
                                                                -------------------------------------------------

Cash provided by (used in) operating activities                          12,020          (3,489)         5,447
                                                                -------------------------------------------------

Financing activities
Issuance of common shares                                               259,861              --             84
Purchase and cancellation of common shares, net of fees                 (30,600)             --             --
Proceeds from issuance of long-term debt                                400,500           9,350         29,740
Repayment of long-term debt                                             (23,677)         (2,413)            --
Deferred financing costs                                                (26,514)             --         (1,472)
Other assets                                                               (653)             --             --
Loans provided by minority shareholders                                      --              --            807
                                                                -------------------------------------------------

Cash provided by financing activities                                   578,917           6,937          29,159
                                                                -------------------------------------------------

Investing activities
Restricted cash                                                        (528,397)             --          2,015
Purchase of fixed assets                                                 (4,139)         (1,791        (22,662)
Construction in progress (note 6)                                       (62,799)             --             --
Granting of indefeasible rights of use and proceeds on sale of
      capital assets                                                         --           1,596             --
Change in other assets                                                        5            (218)            (2)
Due from related party                                                    1,363          (1,363)            --
Proceeds from sale of equity accounted for investment                        --             410             --
Advances to equity accounted for investee                                    --            (411)       (22,479)
                                                                -------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                      GlobeNet Communications Group Limited
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)







Cash (used in) investing activities                                    (593,967)         (1,777)       (43,128)
                                                                -------------------------------------------------

Increase (decrease) in cash for the year                                 (3,030)         1,671          (8,522)

Cash - Beginning of year                                                  3,030          1,359          9,881
                                                                -------------------------------------------------

Cash - End of year                                                           --          3,030           1,359

                                                                =================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)



1    Nature of operations

     GlobeNet Communications Group Limited provides international telecommunications services to both residential and commercial customers and is a provider of telecommunications capacity. The Company is currently developing a fibre optic submarine cable system called Atlantica-1 that will link Bermuda, North and South America and offer capacity between major cities in the United States, Bermuda, Brazil, Venezuela and Argentina. Atlantica-1 is currently being constructed.

     In November 1997, the Company deployed a fibre optic submarine cable system which connects Bermuda and the United States ("BUS-1"). The Company provides international telecommunications services to both residential and commercial customers in Bermuda through a subsidiary company, TeleBermuda International Limited ("TBI") through the BUS-1.

     On January 10, 1997, TBI was granted its public telecommunications service licence in Bermuda under the provisions of the Telecommunications Act, 1986 and the Public Telecommunication Service (Licence) Regulations, 1988 for a five-year term and began commercial operations in May 1997. TBI has an interconnection agreement with the Bermuda Telephone Company ("BTC"), the domestic carrier in Bermuda. No consideration was paid by the Company in relation to these agreements.

2    Summary of significant accounting policies

     These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The following is a summary of the significant accounting policies followed in the preparation of these consolidated financial statements.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and all of its subsidiary companies. Intercompany accounts and transactions have been eliminated on consolidation.

     Use of significant accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could significantly differ from those estimates.

     Revenue, deferred revenue and cost recognition

     Revenue: The Company provides telecommunication services and the granting or leasing of indefeasible rights of use ("IRU") interests in its telecommunications infrastructure.

                      GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)

     The Company records as revenue the amount of telecommunications services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic for which revenue will not be collected. Historical deductions have not been material. Service discounts and incentives are accounted for as a reduction of revenue when granted, or where provided in relation to a service contract, rateably over the contract period.

     The Company has entered into certain IRU agreements. Such agreements are accounted for as either service or lease transactions. Those IRU agreements that meet all of the following characteristics have been accounted for as leases:

     (a) The purchaser has exclusive right to the purchased capacity for a specified period, generally the estimated useful life of the system, which is 25 years.

     (b) The Company cannot sell or otherwise use any of the purchaser's unused capacity for the term of the agreement.

     (c) The purchased capacity is physically limited to discrete channels on the purchaser's own dedicated circuits at a specified amount of capacity, which cannot be exceeded. The specific circuits are agreed to by the parties.

     (d) The Company has no right to move the purchased capacity to another discrete channel from the purchaser's dedicated circuits without the purchaser's permission.

     IRU agreements that meet these criteria are accounted for as lease transactions. If the transactions meet the sales type lease criteria of Financial Accounting Standard No. 13, including those related to collectibility of the payments and the absence of any important uncertainties surrounding unreimbursable costs yet to be incurred by the Company, then revenue is recognized in the period that the IRUs are transferred and the capacity is available for service. If these criteria are not met, the transactions are accounted for as operating leases and revenue is recognized over the term of the lease.

     To date, the Company has not entered into any IRU agreements that are considered to be service transactions. Revenue from service transactions would be recognized as earned over the term of the agreement.

     In addition, we note that the accounting for sales of capacity is evolving, and is currently under consideration by accounting standard setters. Any change in accounting literature may affect the timing and method of recognition of these revenues and related costs.

     Revenues from private line services are recognized as earned.

     Deferred Revenue: Rent from the operating leases of capacity in the telecommunications infrastructure to third party carriers is deferred and recognized over the term of the lease on a straight-line basis. Revenue from the sale of prepaid calling cards is recognized as the services are provided.

                      GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)

     Cost: Carrier charges are comprised primarily of local access charges and international termination costs. These costs are recognized based on traffic volume.

     Fixed assets

     Fixed assets are recorded at cost less accumulated amortization. Amortization commences when an asset is available for use, and is calculated in a systematic manner based on the expected useful lives of the assets as follows:

           Asset category                                Basis                    Rate
           --------------------------------------------  -----------------------  ---------------------

           Fibre optic submarine cable                   straight-line            25 years
           Network and telecommunications equipment      straight-line            10 years
           Leasehold improvements                        straight-line            term of the lease
           Computer equipment                            straight-line            3 years
           Furniture and office equipment                diminishing balance      20% per year
           Software                                      straight-line            5 years

     Construction in progress

     Construction in progress includes direct expenditures for the construction of the Company's Atlantica-1 project and is stated at cost. Costs are capitalized once it is probable that the fibre optic cable system will be constructed, otherwise they are expensed as incurred. Capitalized costs include costs incurred under the construction contract, advisory, consulting and legal fees and interest.

     Deferred financing costs

     Deferred financing costs represent debt issuance costs, which are amortized over the estimated term of the related debt.

     Investments

     The Company's investments are accounted for using the equity method.

     Foreign currency translation

     Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average rates of exchange prevailing at the dates of the respective transactions. Transactions are translated into U.S. dollars at the exchange rates in effect at the time the transactions occur. Exchange gains and losses arising on translation are included in the operating results for the year.

                      GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)

     Assets and liabilities of non-Bermudian subsidiaries where the functional currency is other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year.

     Financial instruments

     The fair value of financial assets and liabilities represents the amount at which these instruments could be exchanged in an arm's length transaction between willing parties.

     As at December 31, 1999, the carrying amounts of financial assets and liabilities in the consolidated balance sheet approximate their fair values due to the short-term nature of these instruments.

     The reported amount of fixed rate long-term debt instruments is estimated to approximate fair values as actual rates are consistent with rates estimated to be currently available for debt of similar terms and remaining maturities.

     In addition, the Company has entered into an interest rate cap agreement to modify the interest characteristics of part of its outstanding long-term debt. This agreement involves an exchange of amounts based on a fixed interest rate for amounts based on a variable interest rate whenever the interest rate exceeds the cap specified in the agreement. The premium paid by the Company upon entering in the agreement is amortized over the term of the agreement and recognized as an adjustment of interest expense related to the debt. The Company does not use derivative financial instruments for speculative trading purposes. As of December 31, 1999, the carrying value approximates fair value.

     Income taxes

     Under current Bermuda laws, the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda, pursuant to the Exempted Undertakings Tax Protection Act 1966, which exempts the Company from any such tax until March 28, 2016. Subsidiaries in other jurisdictions are subject to local taxes.

     Stock based compensation

     The Company applies APB Opinion 25 ("Accounting for Stock Issued to Employees") in accounting for its stock option plan, and, accordingly, does not recognize compensation cost at the time options are granted unless the exercise price is less than the market price of the stock on the measurement date.

     Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years

                      GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


     beginning after June 15, 2000. SFAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. Management has not determined the impact of this statement on its financial position, results of operations and cash flows.

     FASB Interpretation No. 43, "Real Estate Sales - an interpretation of FASB Statement No. 66," was issued in June 1999. It clarifies the standards for recognition of profit on all real estate sales transactions, including those related to fibre optic cable that cannot be removed and used separately from the real estate without incurring significant costs. This interpretation is effective for all applicable transactions after June 30, 1999. However, no such transactions have been entered into after June 30, 1999 and we have not yet completed our analysis of the applicability or the impact of this statement on future transactions.

3    Restricted cash

     Components of restricted cash are:

                                                           1999         1998
                                                              $            $

Cash                                                       6,628          --
Cash equivalents maturing within 90 days:
     Commercial paper                                    513,703          --
     Term deposit                                          8,066          --
                                                -------------------------------

                                                         528,397           -
Less: Current portion                                     79,998           -
                                                -------------------------------

                                                         448,399           -
                                                ===============================


     The Company's use of cash is generally restricted under the terms of the Credit Facility to operating and capital expenditures related to the Atlantica-1 project and to other telecommunications activities. The investment of the cash is restricted to investments with a minimum credit rating of A-1 by Standard and Poor's or P-1 by Moody's.

                     GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


4    Related party transactions

     a) On August 26, 1998, TBI loaned CAD$2,000 ($1,292) to the Chairman and Chief Executive Officer of the Company. This loan and all outstanding interest thereon was repaid in full in January 1999.

     b) In September 1997, the Company entered into a service agreement with First Bermuda Securities Ltd., of which a Director of the Company is the Chief Executive Officer. Under this agreement, First Bermuda Securities Ltd. provides the Company with various financial and business advisory services. Payments made to First Bermuda Securities in 1999 were $81 (1998 - $125; 1997 - $145) and are included in general and administrative expenses.

5    Fixed assets

                                                                                                   1999
                                                 ---------------------------------------------------------

                                                                         Accumulated
                                                            Cost        amortization                Net
                                                               $                   $                  $
      Land                                                  2,611                  -              2,611
      Fibre optic submarine cable                          44,459              3,756             40,703
      Network and telecommunications equipment              5,328              1,037              4,291
      Leasehold improvements                                1,154                226                928
      Computer equipment                                      596                346                250
      Furniture and office equipment                          266                 67                199
      Software                                                240                 74                166
                                                 ---------------------------------------------------------

                                                           54,654              5,506             49,148
                                                 =========================================================

                                                                                                   1998
                                                 ---------------------------------------------------------

                                                                         Accumulated
                                                            Cost        amortization                Net
                                                               $                   $                  $
      Fibre optic submarine cable                          21,881                971             20,910
      Network and telecommunications equipment              4,415                549              3,866
      Leasehold improvements                                  944                140                804
      Computer equipment                                      470                167                303
      Furniture and office equipment                          140                 38                102
      Software                                                224                 27                197
                                                 ---------------------------------------------------------

                                                           28,074              1,892             26,182
                                                 =========================================================

                     GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)

6    Construction in progress

     The Company is currently constructing a fibre optic submarine cable system called Atlantica-1 linking Bermuda, North and South America. As of December 31, 1999, costs of $98,062 have been capitalized and included in this amount is capitalized interest of $4,220 (1998 - $nil).

7    Other assets

                                                                                          1999                  1998
                                                                                             $                     $

      Deferred financing costs, net of accumulated amortization of $1,936
        (1998 - $626)                                                                   24,743                   981
      Other                                                                              1,104                   430
                                                                                ---------------------------------------

                                                                                        25,847                 1,411
                                                                                =======================================


8     Accounts payable and accrued liabilities

      Accounts payable are comprised as follows:

                                                                                          1999                  1998
                                                                                             $                     $

           Atlantica-1 payables                                                         31,043                    --
           Trade payables                                                                1,873                   777
           Foreign carrier settlement payables                                           3,263                 3,037
           Other payables                                                                   --                    57
                                                                              -----------------------------------------

                                                                                        36,179                 3,871
                                                                              =========================================

      Accrued liabilities are comprised as follows:

                                                                                          1999                  1998
                                                                                             $                     $

           Interest payable                                                             18,266                 2,002
           Foreign carrier accrual                                                         480                   880
           Equalization payment accrual                                                    470                   668
           Other accruals                                                                1,901                 1,421
                                                                              -----------------------------------------

                                                                                        21,117                 4,971
                                                                              =========================================

     Foreign carrier settlement payables and foreign carrier accrual represent costs for foreign traffic payable to other carriers.

                     GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


9    Long-term debt

                                                                              1999                 1998
                                                                                 $                    $

      Term loan (a)                                                              -               21,990
      Operating credit facility (a)                                              -                1,687
      Subordinated debentures and retractable warrants (a)                       -               13,000
      Accrued contingent interest (a)                                            -                1,342
      Senior notes (b)                                                     300,000                    -
      Bank credit facility (c)                                             100,000                    -
                                                                       ----------------------------------

                                                                           400,000               38,019
      Less: Current portion                                                      -                3,000
                                                                       ----------------------------------

                                                                           400,000               35,019
                                                                       ==================================


 (a) On July 14, 1999, the term loan, operating credit facility and certain accrued interest on the subordinated debentures were repaid. As well, all of the remaining obligations to the subordinated debenture holders were retired when the subordinated debentureholders elected to exercise their warrants and convert the principal and remaining accrued interest on their subordinated debt into 1,635,286 common shares. In connection with the foregoing, deferred financing costs of $809 were written off as a result of the debt extinguishment.

 (b) On July 14, 1999 the Company issued debt in the principal amount of $300,000 in the form of 13% senior notes maturing July 15, 2007. Interest on these notes is payable semi-annually in arrears commencing January 15, 2000. The notes are unsecured.

 (c) On July 14, 1999 the Company secured a bank credit facility ("Credit Facility") of up to $400,000, consisting of various term facilities totalling $390,000 and a revolving credit facility of $10,000. In addition, under the Credit Facility, the Company may also request an additional facility of up to $50,000 subject to lender approval and other restrictions. The Credit Facility matures in 2005. Interest rates on the Credit Facility range from LIBOR plus 3.5% to LIBOR plus 4.0% and availability of funds under the Credit Facility is subject to certain terms and conditions. Commitment fees for the Credit Facility were $2,541.

     Substantially all of the assets of GlobeNet Communications Holdings Ltd. and of its present and future direct and indirect subsidiaries have been pledged as collateral for the Credit Facility. GlobeNet Communications Holdings Ltd. is a wholly owned subsidiary of the Company. In addition, a third party supplier has provided an initial guarantee subject to certain conditions and adjustments of up to $100,000 for one of the term facilities.

     On December 22, 1999, the Company entered into an interest rate cap transaction effectively fixing the interest rate on $50,000 of the Credit Facility at 7.0% for a three year term.

                    GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)

     As at December 31, 1999 the unused facility was $300,000 and the average rate of interest during 1999 was 9.7%.

     The principal repayments required in the next five years and thereafter in respect of the senior notes and the Credit Facility are as follows:

                                                                    $

Fiscal year    2002                                             1,000
               2003                                             1,000
               2004                                             1,000
               2005                                            97,000
               2006                                                --
               Thereafter                                     300,000
                                                     ----------------

                                                              400,000
                                                     ----------------




10 Granting of indefeasible rights of use and leasing of the fibre optic submarine cable

a) During 1998, the Company granted indefeasible rights of use ("IRU's") in its fibre optic submarine cable to certain third party carriers for a period of 25 years for $1,521. The costs recognized with the granting of the IRU's are calculated as total capacity granted in relation to the total cost of the activated fibre optic submarine cable times the total cost of the fibre optic submarine cable system. In addition, under these IRU agreements, the third party carrier is responsible for paying its pro rata share of restoration costs. These costs are accounted for as expenses as they are incurred, less a recovery of expense being recorded to reflect the required pro rata reimbursement from the IRU customer.

b) The Company has entered into an agreement to provide capacity in its fibre optic submarine cable to a third party. This arrangement is being accounted for as an operating lease. The term of the lease is for the greater of 25 years or the operational life of the fibre optic submarine cable. If the operational life is less than 10 years, the Company must provide a refund on a pro rata basis for each year short of the 10 year period. For the first four years of the agreement, the Company is responsible for maintenance and operating costs, thereafter the lessee will pay a monthly charge for operating and maintenance costs. The total rental payment for this agreement was $8,000, of which $4,000 was paid in 1999 and $3,000 in 1998. The remaining payment of $1,000 is due on September 24, 2000. Lease income is being recognized on a straight-line basis over the 25 year term. During 1999, lease income of $315 (1998 - $263; 1997 - $nil) was recognized.

     Under this agreement, the third party has the right to enter into a second lease of capacity in the fibre optic submarine cable commencing September 24, 2001. The consideration for the second lease will

                    GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


     be $4,000 payable upon activation of the second circuit. If the third party elects not to proceed with the second lease a penalty of $250 is payable to the Company.

11   Minority interest and equity accounted for investments

     Rocom TBI Limited

     During 1998, the Company sold its interest in Rocom TBI Limited, a telecommunications services joint venture in the United Kingdom, for total consideration of $820 ((pound)500), of which $410 ((pound)250) was received in cash and a remaining receivable of $410 ((pound)250) is included in other assets.

     TeleBermuda International L.L.C.

     On November 1, 1999, The Company indirectly acquired the 80% interest in TeleBermuda International L.L.C. ("TBI L.L.C.") that it did not previously own for nominal consideration pursuant to a Put and Call Agreement entered into in May 1996. TBI L.L.C. holds the landing license for the Company's Bermuda to United States cable system ("BUS-1") in the United States, a 50% interest in the BUS-1 and a 100% interest in the U.S. landing plant. From May 1996 to November 1, 1999, the Company's 20% investment in TBI L.L.C. was accounted for using the equity method. Under the equity method, the Company reported 100% of the losses of TBI L.L.C. as the Company had certain rights and obligations related to the investment, including the requirement to fund operations and capital expenditures.

     Summarized financial information for TBI L.L.C. at and for the year ended December 31, 1998 is as follows:

                                                         December 31,
                                                                1998
                                                                   $
      Balance sheet
      Current asset                                                2
      Non-current asset                                       21,432
      Current liabilities                                         62
      Non-current liabilities                                 22,803

      Statement of operations
      Revenues                                                     -
      Expenses                                                   943
      Net loss from TBI L.L.C.                                  (943)


                    GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)

12   Share capital

a)   Authorized

     The Board of Directors has the authority to issue common shares, securities convertible into common shares or grant options, up to a maximum of 20% of the fully diluted shares of the Company pursuant to a general mandate of the shareholders. This mandate will expire at the next annual meeting of the shareholders, unless it is re-approved at that meeting.

     During 1999, the authorized common shares of the Company were increased by 10,499,900 effective June 15, 1999 and 6,500,200 effective July 12, 1999 to an aggregate total of 24,000,000 common shares. In addition, the Company bye-laws authorized the creation of 100 Class B shares. On July 12, 1999, the authorized Class B shares of the Company were increased by 1,900.

     Class B restricting voting shares are entitled to a maximum of $1.50 par value on any liquidation of the Company. The holders of these shares are the only shareholders permitted to hold common shares representing more than 35% of the aggregate issued share capital of the Company at any time or shares representing more than 35% of the votes attaching to all issued shares of the Company at any time. Approval of the holders of the majority of Class B share is required before changes may be made to any of the Company's governing documents and certain specific transactions.

b)   Capital transactions

     i) On October 3, 1997, 100 common shares were converted into Class A shares. On July 14, 1999, the Company purchased and cancelled 100 Class A shares at their par value of $1.50 per share.

     ii) On July 14, 1999, the Company issued for cash 1000 Class B shares at their par value of $1.50.

     iii) On July 14, 1999, the Company issued 13,263,646 common shares for cash at $20.40 per share and aggregate proceeds of $258,913, net of expenses related to the offering of $11,665. On the same date, the subordinated debenture holders elected to exercise their warrants and convert the principal and remaining accrued interest at their carrying amounts into 1,635,286 shares aggregating $17,313. On August 9, 1999, the Company purchased for cancellation 1,500,000 common shares at $20.40 per share for a total cost of $30,600. Commissions of $450 were paid to First Bermuda Securities Ltd., of which a Director of the Company is the Chief Executive Officer.

                    GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)

13   Common share options

     The Company awards options to employees, officers and directors of the Company under the terms of the 1997 and 1998 Share Option and Incentive Plans. In addition, the Board has the authority to grant options outside of these plans under separate stock option agreements. A summary of the outstanding common share purchase option activities is as follows:

                                                  1999                          1998                          1997
                              ---------------------------  ----------------------------  ----------------------------

                                   Common     Weighted          Common       Weighted         Common       Weighted
                                   shares      average          shares        average         shares        average
                                 purchase     exercise         purchase      exercise       purchase       exercise
                                  options        price         options          price        options          price
                                                     $                              $                             $

 Options outstanding at
         beginning of year        543,489         5.15         556,489           5.22        352,500           3.21

 Options granted                1,277,019        13.14               -           -           232,000           8.00

 Options exercised               (129,041)        7.37               -           -           (28,011)          3.00

 Options forfeited                (11,670)       13.06         (13,000)          8.00              -             -
                              -------------                -------------                 -------------

 Options outstanding at
         year-end               1,679,797        11.00         543,489           5.15        556,489           5.22
                              ------------- -------------  -------------  -------------  ------------- --------------

 Options exercisable at
        year-end                  844,462         8.93         440,309           4.49        374,489           3.87
                              ------------- -------------  -------------  -------------  ------------- --------------

     These options expire on various dates from 2001 to 2009 and generally vest over a three-year period.

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                         Weighted average
   Exercise         remaining contractual                                        Number of share options
      price       life (years) of options              Number of options                  exercisable at
          $                   outstanding                    outstanding               December 31, 1999

        0.01                         6.09                         45,000                          45,000
        1.00                         1.41                         26,863                          26,863
        3.00                         2.03                        180,000                         180,000
        8.00                         8.00                        153,275                         102,942
        8.50                         2.77                         50,000                          50,000
        9.00                         9.20                        760,640                         280,638
       19.00                         9.56                         35,000                          30,000
       20.40                         8.65                        429,019                         129,019
                                                ---------------------------     ---------------------------

                                                               1,679,797                         844,462
                                                ---------------------------     ---------------------------

                    GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


     i) On December 18, 1998 and May 21, 1999, the Board of Directors issued 263,000 options and 5,000 options, respectively to employees and certain officers and directors at an exercise price of $9.00 per option, vesting over a three-year period, under the 1998 Share Option and Incentive Plan. In July 1999, when these options were approved by the shareholders, the market price of these options was $20.40. The difference between the market price and the exercise price has been reflected as deferred compensation in the statement of shareholders' equity and is being amortized over the vesting period as at December 31, 1999. Compensation expense in the amount of $1,794 has been recorded in the financial statements.

          On July 9, 1999, 35,000 options, with an exercise price of $19.00 with a ten-year term were granted to certain directors. The market price of these options on the measurement date was $20.40. The vesting of these options occurred on July 14, 1999. The difference between the exercise price and market price at the time of vesting amounted to $49 and has been reflected as compensation expense.

          On April 12, 1999, the Company granted 540,000 options at an exercise price of $9.00 with a ten-year term to certain officers and directors. These options vest in three separate tranches based upon the Company meeting certain milestones related to the Atlantica-1 project. On July 14, 1999, the first vesting milestone occurred on 165,000 of these options, when the financing was secured and the vesting period for another 165,000 options was determined. The difference between the exercise price and the market value amortized over the vesting period amounted to $2,364 and has been reflected as compensation expense.

          On October 7, 1999, the Company granted 429,019 options at an exercise price of $20.40 to certain officers. Of these options 129,019 vest immediately and 300,000 vest over three years although vesting on these options may be accelerated as a result of certain events.

          On October 22, 1999, the Company granted 5,000 options at an exercise price of $19.00 to an employee. These options vest over three years.

     Total stock-based compensation expense included in general and administrative expenses for the year ended December 31, 1999 is $4,207 (1998 - $nil; 1997 - $nil).

     Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, the pro forma effects to reported net loss for the year and basic and fully diluted loss per common share, would be as follows:

                     GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


                                                                                       1999            1998             1997
                                                                                          $               $                $
           Net loss for the year - as reported                                       15,906           4,944            5,296
           Net loss for the year - pro forma                                         15,906           5,047            5,296
           Basic and fully diluted loss per common share - as reported                 1.60            1.41             1.52
           Basic and fully diluted loss per common share - pro forma                   1.60            1.43             1.52


     The fair value of each option grant has been estimated using the Black-Scholes option pricing model, using a volatility assumption of 20% (1998 - 20%; 1997 - 20%), expected life of 7 years (1998 - 7 years; 1997 -
     7 years), a dividend rate of nil (1998 - $nil; 1997 - $nil) and a risk-free interest rate of 5.64% (1998 - 5.28%; 1997 - 6.33%).

     The above pro forma effects on the net loss for the year may not be representative of the effects on the net loss for the year for future periods as option grants typically vest over several years and additional options are generally granted each year.

14   Basic and fully diluted loss per common share

     The basic loss per common share is calculated using the weighted average number of common shares outstanding of 9,911,341 (1998 - 3,515,927; 1997 - 3,492,915). The weighted average number of common shares on a fully diluted basis is calculated on the same basis as the basic weighted average number of shares as the Company is in a loss position and the effects of possible conversion would be anti-dilutive.

15   Supplemental information

i)   Included in general and administrative expense are the following:

                                          1999              1998            1997
                                             $                 $               $
           Rent                            426               342             242
           Bad debt                        212               114              91
           Advertising                     312               224             148


ii)  Amounts paid for interest and income taxes are as follows:

                                          1999              1998            1997
                                             $                 $               $
           Interest                      4,517             1,901             540
           Income taxes                     70                36              51


                     GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


16   Commitments

     a) The Company has entered into operating lease agreements for its premises and for maintenance of its fibre optic cable. Minimum lease commitments pursuant to these leases over the next five years and thereafter are as follows:

                                                                 $
            Year ending December 31, 2000                    2,538
                                     2001                    1,059
                                     2002                    1,028
                                     2003                    1,061
                                     2004                    1,035
                                     Thereafter             12,128
                                                            ------
                                                            18,849
                                                            ======


     b) On June 16, 1999, the Company entered into a supply contract with Alcatel Submarine Networks ("Alcatel") to construct a fibre optic submarine cable called Atlantica-1 for a total contract price of $620,861, (of which $93,129 has been recorded at December 31, 1999), which is subject to amendment by the mutual agreement of the parties.

          Future payments are based upon a specified billing schedule and are due when the corresponding project milestone has been achieved and engineer acceptance has been provided. The future minimum payments, beyond the $93,129 that has been recorded as of December 31, 1999, required as a result of the contract, are as follows:

                                                                $

            Year ending December 31, 2000                 465,646
                                     2001                  62,086
                                                          -------
                                                          527,732
                                                          =======


     c) As of December 31, 1999, the Company was committed to $2,901 of future construction costs under its participation in a cable network construction and maintenance agreement.

     d) In the normal course of business, the Company has also entered into a number of contracts under which it is committed to the purchase and supply of telecommunication services at fixed prices. It is not anticipated that losses will be incurred on these contracts.

                     GlobeNet Communications Group Limited
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1999, 1998 and 1997

       (in thousands of U.S. dollars, except share and per share amounts)


17   Segmented information

     The Company operates predominantly in the international telecommunications services business and substantially all of the Company's business activity was conducted in Bermuda.

18   Subsequent event

     On February 15, 2000, the Company signed a contract variation with Alcatel for the fixed price turnkey supply of all six undersea cable stations and the associated overland routes from the cable stations to the cable beach landing points at a cost of approximately $50,000.

                                    PART III

Item 10.          Directors and Executive Officers of Registrant.

Directors and Officers

     The following table sets forth the names, ages and positions of our directors and officers:

  Name                                           Age   Position
  ----                                           ---   --------
Michael Kedar...............................      58   Executive Chairman
Jorge L. Escalona...........................      49   Director, President and Chief Executive Officer
Anthony Bolland.............................      46   Director
Sebastien Rheaume...........................      31   Director
Linda Dougherty.............................      30   Director
George E. Matelich..........................      43   Director
Kevin J. Maroni.............................      37   Director
Harley J. Murphy............................      55   Director
Mark A. Pelson..............................      38   Director
Scott K. Socol..............................      46   Executive Vice President and Chief Operating Officer
Greg Belbeck................................      45   Executive Vice President and Chief Financial Officer
Laurent Duplantie...........................      45   Executive Vice President, Engineering and Operations
Lin Gentemann...............................      39   Executive Vice President, General Counsel and Secretary
James Fitzgerald............................      53   Vice President, Bermuda Operations
Eldon Blust.................................      57   Senior Vice President, Business Development
Edward A. Weisbrot..........................      53   Senior Vice President, Network Services

----------
     Michael Kedar. Mr. Kedar, a citizen of Canada and founder of the Company, has been the Company's Executive Chairman since October 1999 and he served as the Company's Chairman and Chief Executive Officer from January 1995 to October 1999. Prior to his positions with the Company, Mr. Kedar was the Chairman and Chief Executive Officer of Call-Net Enterprises Inc., which he founded in 1986. In addition, Mr. Kedar founded Microcell Communications, Inc., a PCS provider in Canada. Mr. Kedar holds an Engineering degree from Ecole Superior Technique (Geneva, Switzerland). Mr. Kedar's business address is 3300 Highway #7, Ste 401, Concord, Ontario L4K 4M3.

     Jorge L. Escalona. Mr. Escalona, a citizen of the United States, has served on the Company's board since March 2000 and has been the Company's President and Chief Executive

Officer since March 2000, having previously served as Senior Advisor to the Company's board since January 2000. Prior thereto, he served in various positions during his 25-year career with AT&T. Most recently, Mr. Escalona was Vice President of the global segment in AT&T's Consumer Markets Division. He also served as CEO of Alestra, AT&T's joint venture communications service company in Mexico; President of AT&T Mexico; President of AT&T's long distance and equipment company in Puerto Rico and the U.S. Virgin Islands; Vice President of international public affairs for AT&T's operations in the Americas and Sub-Sahara Africa regions; and Chief Financial Officer and Chief Information Officer of AT&T Microelectronics de Espana. Mr. Escalona holds a B.A. in economics and an M.B.A. from Inter American University in San Juan, Puerto Rico, where he graduated with honors. His business address is 525 North Broadway, 2nd Floor, White Plains, New York 10603.

     Anthony Bolland. Mr. Bolland, a citizen of the United Kingdom, has been a director of the Company since July 1999. He has been a Managing Director of Boston Ventures Management, Inc. since 1983. Boston Ventures, through its partnerships, is an active investor in the media, telecommunications and services industries. From 1975 to 1983, Mr. Bolland was an Officer of First National Bank of Boston. Mr. Bolland holds an L.L.B. from Warwick University, which he received in 1975. He is also a director of Ogden Corporation. Mr. Bolland's business address is One Federal Street, 23rd Floor, Boston, Massachusetts 02110.

     Sebastien Rheaume. Mr. Rheaume, a citizen of Canada, has been a director of the Company since July 1999. Mr. Rheaume is a Manager at Capital Communications CDPQ, Inc., a private subsidiary of the Montreal-based Caisse de depot et placement du Quebec, the fund manager for public sector pension and insurance plans in Quebec. This fund had total assets of $45 billion at the end of 1998. Prior to joining Capital Communications CDPQ, Inc. in April 1999, Mr. Rheaume was an Associate Director in the Corporate Finance/Mergers and Acquisitions department of Bell Canada, a Senior Analyst in the Financial Strategy department at Royal Bank of Canada, and Director of Finance in Kerr Financial Corporation. Mr. Rheaume holds a B.Comm. degree from McGill University. He is a Chartered Accountant and a Chartered Financial Analyst, and his business address is 1981 Avenue McGill College, Montreal, Quebec H3A 3C7.

     Linda Dougherty. Ms. Dougherty, a citizen of the United States, has served on the board of the Company since March 1999. She is Vice-President and Director, Merchant Banking, of TD Capital Group Limited and has more than eight years of experience in the financial services industry. Prior to joining TD Capital Group Limited, Ms. Dougherty was with TD Securities Inc. as a Vice-President in Mergers and Acquisitions and Corporate Finance, specializing in Project Finance (1993) and Communications (1994-1996). Prior to joining TD Securities Inc., she was a regional South East Asian equities analyst with James Capel in Singapore and a Consultant with Oliver, Wyman & Company, a financial services consulting firm, in New York and London, England. Ms. Dougherty graduated magna cum laude, Phi Beta Kappa from the Wharton School (B.S.) and the College of Arts & Sciences (B.A.) of the University of Pennsylvania. She also completed the Executive Development Program at the Kellogg Graduate School of Management.

Ms. Dougherty's business address is 55 King Street West, Toronto Dominion Bank Tower, 8th Floor, P.O. Box 1, Toronto Dominion Center, Toronto, Ontario M5K 1A2.

     George E. Matelich. Mr. Matelich, a citizen of the United States, has served on the Company's board since July 1999. He is a Managing Director of Kelso & Company, and has been with Kelso since 1985. Prior to joining Kelso he spent two years in the Mergers and Acquisitions and Corporate Finance Departments at Lehman Brothers Kuhn Loeb, where his responsibilities included the analysis, evaluation and financing of leveraged buyouts, and the refinancing of more mature buyout companies. His previous experience includes two years as a consultant with Ernst & Whinney. Mr. Matelich is a Certified Public Accountant, holds a Certificate in Management Accounting, and received a B.A. in Business Administration, summa cum laude, from the University of Puget Sound and an M.B.A. (Finance and Business Policy) from Stanford Graduate School of Business. He is also a director of Humphreys Inc., MJD Communications and is a trustee of the University of Puget Sound. Mr. Matelich's business address is 320 Park Avenue, New York, NY 10022.

     Kevin J. Maroni. Mr. Maroni, a citizen of the United States, has served on the Company's board since July 1999. Mr. Maroni is a General Partner of Spectrum Equity Investors. Spectrum is a leading private equity firm which manages over $1 billion of capital for investment in telecommunications and media companies. Prior to joining Spectrum in 1994, Mr. Maroni worked at Time Warner, Inc. and Harvard Management Company. Mr. Maroni holds an MBA from Harvard University and a BA from the University of Michigan. Mr. Maroni is a director of CTC Communications Corp. (NASDAQ: CPTL); American Cellular Corp; Pathnet, Inc., and Formus Communications Inc. His business address is One International Place, 29th Floor, Boston, Massachusetts 02110.

     Harley J. Murphy. Mr. Murphy, a citizen of Canada, has served on the Company's board since its inception and has served on the board of TBI since January 1995. He joined Wood Gundy in 1971 working in the Money Market, Corporate Finance and International Investment Banking areas and is presently Director and Vice-President of the Hamilton, Ontario operations. In 1982, he co-founded and was President of Celtel Communications Corporation, which when licensed along with Rogers Cantel, provided cellular services to Canadians. In 1985, he founded Metroplex Communications Inc., an affiliate of Page Canada, the first privately-owned company to introduce nation-wide paging in Canada. Mr. Murphy graduated in 1969 from the University of Toronto with a degree in Industrial Engineering. His business address is 21 King Street West, Ste. 600, Hamilton, Ontario L8P 4W7.

     Mark A. Pelson. Mr. Pelson, a citizen of the United States, has served on the Company's board since July 1999. Mr Pelson is a Principal of Providence Equity Partners Inc., which he joined in August 1996. Prior to joining Providence, he was a co-founder and director of TeleCorp, Inc., a wireless telecommunications company. From 1989 to 1995, Mr. Pelson served in various management positions with AT&T, with his most recent position being a general manager of strategic planning and mergers and acquisitions. Mr. Pelson is also a director of

Language Line LLC, Carrier1 International S.A., and Madison River Telephone Company, L.L.C. He received a B.A. from Cornell University and a J.D. from Boston University. Mr. Pelson's business address is 50 Kennedy Plaza, 900 Fleet Center, Providence, Rhode Island 02903.

     Scott K. Socol. Mr. Socol, a citizen of the United States, has been the Company's Executive Vice President and Chief Operating Officer since May 1996. Prior thereto, he was the Director of Operations from 1995 to 1996. From 1986 to 1994, Mr. Socol worked with MCI/MCI International with responsibility for global expansion and management of operations of more than 20 international offices located in the Atlantic Ocean region. Mr. Socol holds a B.A. from Guilford College and a Juris Doctorate degree from the University of Georgia. His business address is 3300 Highway #7, Ste 401, Concord, Ontario L4K 4M3.

     Greg Belbeck. Mr. Belbeck, a citizen of Canada, has been an Executive Vice President of the Company since October 1999, and has been Chief Financial Officer of the Company since February 1997. Prior to joining the Company in 1997, Mr. Belbeck worked for 14 years in accounting, corporate finance and valuation at Price Waterhouse and two years in finance and business development roles with two Canadian start-up telecommunications companies. Mr. Belbeck holds a B.A. (economics) degree from York University, and a law degree from Osgoode Law School. Mr. Belbeck is a Chartered Accountant and a Chartered Business Valuator and his business address is 3300 Highway #7, Ste 401, Concord, Ontario L4K 4M3.

     Laurent Duplantie. Mr. Duplantie, a citizen of Canada, has been Executive Vice President, Engineering and Operations, of the Company since October 1999, and was Vice President, Engineering and Operations from October 1996 to October 1999. Prior to joining the Company, he spent 15 years at Teleglobe Canada as Director of Strategic Development and Director of Network Services promoting CANTAT-3 and CANUS 1, and as Project Director for the construction of CANTAT-3. Mr. Duplantie holds a Bachelor's degree in Engineering from l'Ecole Polytechnique de Montreal. Mr. Duplantie's business address is 170 Taschereau Blvd., Ste. 310, La Prairie, Quebec J5R 5H6.

     Lin Gentemann. Ms. Gentemann, a citizen of the United States, has been an Executive Vice President of the Company since October 1999, and has been General Counsel and Secretary of the Company since November 1997. Ms. Gentemann also was a Vice President of the Company from November 1997 to October 1999. Prior to joining the Company, Ms. Gentemann served as senior corporate attorney at MCI from 1992 to 1997. Before joining MCI, Ms. Gentemann was an associate with the law firm of Jones, Day, Reavis and Pogue. She holds a B.A. from the University of Virginia and a Juris Doctorate degree from the Washington College of Law, American University. Ms. Gentemann's business address is P.O. Box HM 3043, Hamilton HM NX, Bermuda.

     James Fitzgerald. Mr. Fitzgerald, a citizen of Canada, has been the Company's Vice President, Bermuda Operations since 1999. He also has served as TBI's General Manager since

1999, when he was promoted from Senior Vice President of Marketing, Sales and Customer Service of TBI. Prior thereto, Mr. Fitzgerald held senior management positions at Bell Canada, Northern Telecom (Nortel), Unitel (AT&T Canada) and most recently, from 1995 to 1998, as President & Chief Operating Officer of MTS Mobility, Inc., a Canadian regional cellular provider. Mr. Fitzgerald holds a B.A. degree and a M.B.A. degree from York University. His business address is 2 Carter's Bay Road, Southside, St. David's, DDBX Bermuda.

     Eldon Blust. Mr. Blust, a citizen of the United States, has been Senior Vice President, Business Development, of the Company since October 1999. Prior to joining the Company, Mr. Blust was Senior Director, Global Strategy and Development, at MCI WorldCom where he was responsible for the company's offshore investments and alliances in Australia (AAP Telecommunications Pty Ltd), Canada (Stentor Resource Center, Inc.), Mexico (Avantel, S.A.) and New Zealand (Clear Communications Company Limited). Prior thereto, Mr. Blust was Director, Global Network Services, where he was responsible for all sales, marketing, product management and delivery of MCI's extensive portfolio of international network services provided through both satellite and fiber cable facilities. He joined MCI in 1986. Mr. Blust holds a Bachelor's degree in Electrical Engineering from the University of Missouri at Columbia and is a registered Professional Engineer (Virginia). His business address is 525 North Broadway, 2nd Floor, White Plains, New York 10603.

     Edward A. Weisbrot. Mr. Weisbrot, a citizen of the United States, joined the Company in October 1999 as Senior Vice President, Network Services. For the last two years, Mr. Weisbrot has served as Vice President of Engineering and Operations at Primus Telecom. Prior to joining Primus, he served as the Director for Voice Engineering at GlobalOne, where he supervised the design and development of its voice network. Previously, he spent 17 years with MCI and was the primary technical director for MCI's global networks. Mr. Weisbrot holds a Bachelor of Science, Electrical Engineering degree from the New Jersey Institute of Technology. His current business address is 525 North Broadway, 2nd Floor, White Plains, New York 10603.

Item 11.  Executive Compensation.

     The following tables set forth certain historical compensation information for our two Chief Executive Officers during fiscal years 1999 and 1998 and the other four most highly compensated executive officers who were serving as executive officers at the end of fiscal years 1999 and 1998 (collectively, the "Named Executive Officers "). Mr. Kedar served as Chief Executive Officer until October 1999, when Mr. Jerry A. DeMartino became our Chief Executive Officer. In January 2000, Mr. DeMartino resigned as Chief Executive Officer for medical reasons, and Mr. Kedar became our acting Chief Executive Officer pending our selection of a replacement for Mr. DeMartino. In March 2000, Mr. Escalona became our Chief Executive Officer. The following tables state the current positions of the Named Executive Officers, although prior to October 1999, when we hired Mr. DeMartino as President and Chief Executive Officer, Mr. Blust as Senior Vice President, Business Development, and Mr. Weisbrot as Senior Vice President, Network Services, Mr. Kedar was Chairman and Chief Executive

Officer, Ms. Gentemann was General Counsel, Vice President and Secretary, Mr. Duplantie was Vice President, Engineering and Operations, and Mr. Belbeck was Chief Financial Officer. Mr. Socol's positions did not change.


                           SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation for fiscal years 1999 and 1998 for the Named Executive Officers:


                                                                                                                   Long Term
                                                                                                                   ---------
                                                                              Annual Compensation                 Compensation
                                                                              -------------------                 ------------
                                                                                                                     Awards
                                                                                                                     ------
                                                                                              Other Annual    Securities Underlying
                                                                                              ------------    ---------------------
Name and Principal Position                                Year       Salary        Bonus     Compensation           Options
---------------------------                                ----       ------        -----     ------------           -------
Michael Kedar,
   Executive Chairman .............................         1999     $257,688     $203,750         $  8,633               180,000
                                                            1998      144,750       71,700               --                25,000
Jerry A. DeMartino
   Former Chief Executive Officer(1)...............         1999      150,000           --               --               249,019
                                                            1998           --           --               --                    --
Scott K. Socol,
   Executive Vice President and
   Chief Operating Officer.........................         1999      201,751       80,150           16,239               100,000
                                                            1998      154,962       53,625           16,000                35,000
Lin Gentemann,
   Executive Vice President, General Counsel and
   Secretary.......................................         1999      164,374       43,750           12,750               100,000
                                                            1998      107,121       30,000           18,000                25,000
Laurent Duplantie,
   Executive Vice President, Engineering and
   Operations......................................         1999      209,666       41,250               --               100,000
                                                            1998       83,333       30,000               --                25,000
Greg Belbeck,
   Executive Vice President and Chief Financial
   Officer.........................................         1999      180,999       25,000               --               100,000
                                                            1998       86,667       16,666               --                25,000


(1) Reflects Mr. DeMartino's compensation from October 1, 1999, when he joined the Company, to December 31, 1999.

                              OPTION GRANTS IN 1999

     The following table sets forth option grants during fiscal year 1999 to the Named Executive Officers:











                                  Individual Grants
            ---------------------------------------------------------------------
                               Number Of     Percent Of                                       Potential Realizable Value
                               ---------     ----------                                       --------------------------
                              Securities    Total Options                                      At Assumed Annual Rates
                              ----------    -------------                                      -----------------------
                              Underlying     Granted To    Exercise                          Of Stock Price Appreciation
                              ----------     ----------    --------                          ---------------------------
                                Option       Employees      Price      Expiration                   For Option Term
                                ------       ---------      -----      ----------        ---------------------------------------
            Name                Granted    In Fiscal Year  ($/Share)      Date             0%                5%             10%
            ----                -------    --------------  ---------      ----           ------            ------          -----


Michael Kedar,
Executive Chairman...........     80,000           9%      $20.40     Oct. 7, 2009              --        $1,026,356     $2,600,987
                                 100,000          10         9.00    Apr. 12, 2009      $1,140,000         2,422,945      4,391,235


Jerry A. DeMartino,
   Former Chief
   Executive Officer.........    200,000          20        20.40     Oct. 7, 2009              --         2,565,890      6,502,469
                                  49,019           5        20.40      Jan 7, 2000              --            12,500          2,500


Scott K. Socol,
   Executive Vice
   President and Chief
   Operating Officer.........    100,000          10         9.00    Apr. 12, 2009       1,140,000         2,422,945      4,391,235


Lin Gentemann,
   Executive Vice President,
   General
   Counsel and
   Secretary.................    100,000          10         9.00    Apr. 12, 2009       1,140,000         2,422,945      4,391,235


Laurent Duplantie,
   Executive Vice
   President, Engineering
   and Operations............    100,000          10         9.00    Apr. 12, 2009       1,140,000         2,422,945      4,391,235


Greg Belbeck,
   Executive Vice
   President and Chief
   Financial Officer.........    100,000          10         9.00    Apr. 12, 2009       1,140,000         2,422,945      4,391,235


        AGGREGATED OPTION EXERCISES IN 1999 AND DECEMBER 31, 1999 OPTION
                                     VALUES

     The following table sets forth options exercised by our Named Executive Officers during fiscal year 1999 and the value of unexercised options for these officers at the end of fiscal year 1999:

                                                                              Number of
                                                                              ---------
                                                                              Securities              Value Of
                                                                              ----------              --------
                                                                              Underlying            Unexercised
                                                                              ----------            -----------
                                                                             Unexercised            In-The-Money
                                                                             -----------            ------------
                                                                           Options At Fiscal         Options At
                                                                           -----------------         ----------
                                                 Shares                        Year-End            Fiscal Year-End
                                                 ------                        --------            ---------------
                                               Acquired On        Value       Exercisable/           Exercisable/
                                               -----------        -----       ------------           ------------
                  Name                           Exercise        Realized     Unexercisable          Unexercisable
                  ----                           --------        --------     -------------          -------------
Michael Kedar,
   Executive Chairman ....................               0            0     186,666/93,334       $1,640,546/1,074,004


Jerry A. DeMartino,
   Former Chief Executive Officer ........               0            0     49,019/200,000                        0/0


Scott K. Socol,
   Executive Vice President and Chief
   Operating Officer......................           5,637      103,552      88,530/98,333        1,240,805/1,129,337


Lin Gentemann,
   Executive Vice President, General
   Counsel and Secretary .................               0            0      48,333/86,667            557,663/991,337


Laurent Duplantie,
   Executive Vice President, Engineering
   and Operations.........................               0            0      48,333/86,667            557,663/991,337


Greg Belbeck,
   Executive Vice President and Chief
   Financial Officer......................               0            0      48,333/86,667            557,663/991,337


Board of Directors

     The affairs of the Company are governed by the board of directors. Our directors are elected to one-year terms. Our board consists of 11 directors: (1) two directors (who have not yet been nominated), one of whom is to be nominated by the holders of a majority of the Class B shares and both of whom must be approved by a vote of the Class B shareholders (although two of the Class B shareholders are excluded from the nomination and approval of these directors),
(2) six directors appointed by certain of the Class B shareholders, and (3) three directors approved by a vote of the holders of our common shares, although Class B shareholders are not permitted to vote their common shares.

     Compensation Committee

     Our board of directors has established a Compensation Committee. The purpose of the Compensation Committee is to establish and submit to our board of directors recommendations with respect to (1) compensation of our officers and other key employees and (2) awards to be made under our share option and incentive plan. Messrs. Kedar, Bolland, Maroni, Murphy and Pelson served on the 1999 Compensation Committee.

     Compensation of Directors

     In 1997 and 1998 we granted our directors stock options representing in the aggregate 85,000 common shares. In 1999 we granted our directors in their capacity as directors (except Messrs. Kedar and DeMartino) stock options representing in the aggregate 50,000 common shares. Directors did not receive monetary compensation for their services as directors in 1997, 1998 or 1999. We have not set aside or accrued any amounts during our last fiscal year to provide pension, retirement or similar benefits for our directors and officers.

Employment Agreements with Named Executive Officers

     We entered into employment agreements with our Named Executive Officers in October 1999. Each agreement provides for a term of employment of two years, commencing in July 1999, and continuing thereafter for successive two-year terms unless either we or the officer provides at least three months' notice in advance of the expiration of the current term. Each agreement terminates automatically upon the death of the officer, we may terminate the agreement for cause or without cause or due to an officer's disability and the officer may terminate the agreement for good reason or without good reason. If we terminate an agreement without cause or due to an officer's disability, the officer terminates the agreement for good reason, the agreement terminates due to the officer's death or we elect not to renew an officer's employment for another term, (1) we are required to make a lump sum payment to the officer (or the officer's legal representatives) equal to the sum of two times the officer's then current annual base salary, accrued bonus, certain other accrued obligations and accrued investments under our investment plans, and (2) the vesting of the officer's options may be accelerated. Each agreement also restricts the officer from competing with us during the term of the officer's employment and for a period of two years thereafter.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 17, 2000, regarding the beneficial ownership of our common shares and Class B shares by:

     .    each person (or group as defined in Section 13(d)(3) of the Exchange
          Act) who is known to us to be the beneficial owner of more than five percent of our common shares or Class B shares,

     .    our directors and nominees,

     .    our Named Executive Officers, and

     .    our directors and executive officers as a group.

     Unless otherwise noted and subject to community property laws, the persons or entities in this table have sole voting and investment power with respect to all shares owned by them. The information set forth in the table and footnotes below has been provided to the Company by the shareholders listed below.

                                                                                                Shares
                                                                                                ------
                                                                        Total Number of      Beneficially
                                                                        ---------------      ------------
Title of Class              Name of Beneficial Owner(1)                     Shares           Owned Through       Percent of Class
--------------              ---------------------------                     ------           -------------       ----------------
                                                                       Beneficially Owned       Options
                                                                       ------------------       -------
Common / Class B        Boston Ventures Limited                           2,941,176 / 199          --              17.3% / 19.9%
                        Partnership V(2)
                        One Federal Street, 23rd
                        Floor
                        Boston, MA
                        02110-2003

Common / Class B        TD Capital Group Limited(3)                        2,918,540 /197          --              17.2% / 19.7%
                        55 King Street
                        Toronto Dominion Bank
                        Tower, 8th Floor P.O. Box 1
                        Toronto Dominion Centre
                        Toronto, Ontario M5K 1AZ
                        Canada

Common / Class B        Kelso Investment Associates VI,                   2,500,000 / 169          --              14.7% / 16.9%
                        L.P.(4)
                        320 Park Avenue, 24th Floor
                        New York, NY 10022

Common / Class B        Providence Equity Partners III,                    1,508,378 / 98          --                8.9% / 9.8%
                        L.P.(5)
                        Fleet Center, 9th Floor
                        50 Kennedy Plaza
                        Providence, RI 02903

Common / Class B        Capital Communications CDPQ,                      1,470,588 / 100          --               8.6% / 10.0%
                        Inc.(6)
                        1981 McGill College Avenue
                        Montreal, Quebec H3A 3C7
                        Canada

Common / Class B        Spectrum Equity Investors III,                     1,458,824 / 97          --                8.6% / 9.7%
                        L.P.(7)
                        One International Place, 29th
                        Floor
                        Boston, MA 02110


                                                                                                Shares
                                                                                                ------
                                                                        Total Number of      Beneficially
                                                                        ---------------      ------------
Title of Class              Name of Beneficial Owner(1)                     Shares           Owned Through       Percent of Class
--------------              ---------------------------                     ------           -------------       ----------------
                                                                       Beneficially Owned       Options
                                                                       ------------------       -------
Common                  Michael Kedar (Executive                         186,666                   186,666               1.1%
                        Chairman)(8)

Common / Class B        Jorge L. Escalona (Director,                          --                        --                --
                        President and Chief Executive
                        Officer)

Common / Class B        Jerry A. DeMartino (Former                            --                        --                --
                        Director, President and Chief
                        Executive Officer)

Common                  Harley J. Murphy (Director)                       50,000                    50,000                 *

Common / Class B        Linda Dougherty (Director)                            --                        --                --

Common / Class B        Anthony Bolland (Director)                            --                        --                --

Common / Class B        Kevin J. Maroni (Director)                            --                        --                --

Common / Class B        George E. Matelich (Director)                         --                        --                --

Common / Class B        Mark A. Pelson (Director)                             --                        --                --

Common / Class B        Sebastian Rheaume (Director)                          --                        --                --

Common                  Scott K. Socol (Executive Vice                     93,177                  88,529                  *
                        President and Chief Operating
                        Officer)

Common                  Lin Gentemann (Executive Vice                      53,931                  48,333                  *
                        President, General Counsel
                        and Secretary)

Common                  Laurent Duplantie (Executive                       48,333                  48,333                  *
                        Vice President, Engineering
                        and Operations)

Common                  Greg Belbeck (Executive Vice                       48,333                  48,333                  *
                          President and Chief Financial
                        Officer)

Common                  All Directors and Executive                       480,641                      --               2.80%
                        Officers as a Group


----------
*    Denotes ownership of less than one percent.

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities that that person has the right to acquire beneficial ownership of within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

(2) Boston Ventures Company V, LLC is the general partner of Boston Ventures Limited Partnership V, and by virtue of such status may be deemed to be the beneficial owner of the shares owned by Boston Ventures Limited Partnership
     V. Anthony Bolland, Roy Coppedge, Richard Wallace, James Wilson, Martha Crowninshield and Barbara Genader are the managing directors of Boston Ventures Company V, LLC, and by virtue of such status may be deemed to be the beneficial owner of the shares beneficially owned directly or indirectly by Boston Ventures Company V, LLC. Each of Anthony Bolland, Roy Coppedge, Richard Wallace, James Wilson, Martha Crowninshield and Barbara Genader disclaim such beneficial ownership.

(3) Toronto-Dominion Bank, the parent of TD Capital Group Limited, may be deemed to share beneficial ownership of the shares beneficially owned directly or indirectly by TD Capital Group Limited.

(4) Excludes 441,176 common shares and 30 Class B shares held by an affiliate of Kelso Investment Associates VI, L.P. The general partner of Kelso Investment Associates VI, L.P. may be deemed to share beneficial ownership of the shares beneficially owned directly or indirectly by Kelso Investment Associates VI, L.P. and the affiliate, but disclaims beneficial ownership of these shares. Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr. and Philip E. Berney may be deemed to share beneficial ownership of the shares beneficially owned directly or indirectly by Kelso Investment Associates VI, L.P. and its affiliate by virtue of their status as managing members of the affiliate and of the general partner of Kelso Investment Associates VI, L.P., but each disclaims such beneficial ownership. Due to their common control, Kelso Investment Associates VI, L.P and its affiliate could be deemed to beneficially own each others shares, but each disclaims such beneficial ownership.

(5) Excludes 11,230 common shares and 1 Class B share held by an affiliate of Providence Equity Partners III, L.P. Providence Equity Partners III L.L.C., the general partner of Providence Equity Partners III, L.P., may be deemed to share beneficial ownership of the shares beneficially owned directly or indirectly by Providence Equity Partners III, L.P. and by the affiliate, but disclaims beneficial ownership of these shares. Jonathan M. Nelson, Glenn M. Creamer and Paul J. Salem may be deemed to share voting and investment power with respect to the shares in which Providence Equity Partners III L.L.C. has direct or indirect beneficial ownership, but each disclaims such deemed beneficial ownership.

(6) Caisse de Depot et Placement du Quebec, an agent of the Crown and right of the Province of Quebec, may be deemed to share beneficial ownership of the shares beneficially owned directly or indirectly by Capital Communications CDPQ, Inc.

(7) Excludes 60,784 common shares and 2 Class B shares held by two affiliates of Spectrum Equity Investors III, L.P. Spectrum Equity Associates III, L.P., the general partner of Spectrum Equity Investors III, L.P., may be deemed to share beneficial ownership of the shares beneficially owned directly or indirectly by Spectrum Equity Investors III, L.P. and the affiliates, but disclaims beneficial ownership of these shares. Brian B. Applegate, William P. Collatos, Kevin J. Maroni and Randy Henderson may be deemed to share beneficial ownership of the shares beneficially owned directly or indirectly by Spectrum Equity Associates III, L.P. by virtue of their status as general partners of Spectrum Equity Associates III, L.P., but each disclaims such beneficial ownership.

(8)  Excludes 717,528 common shares and 120,000 options held by TeleBermuda
     (BVI) Limited, an investor holding company incorporated in the British Virgin Islands in which Mr. Kedar holds preference shares that carry more than 50% of the voting rights. Although Mr. Kedar may be deemed for disclosure purposes to share beneficial ownership of the common shares and options held by TeleBermuda (BVI) Limited by virtue of his ownership of the preference shares, Mr. Kedar disclaims beneficial ownership of the common shares and options held by TeleBermuda (BVI) Limited. Other than the fixed equity represented by the preference shares, Mr. Kedar does not have any equity interest in TeleBermuda (BVI) Limited.

Item 13. Certain Relationships and Related Transactions.

     We have entered into the transactions described below with our officers, directors or five percent shareholders or entities affiliated with our officers, directors or five percent shareholders. See "Executive Compensation" for a discussion of employment agreements entered into with our Named Executive Officers and Item 14 herein for a list of indemnity agreements, employment agreements and stock option agreements included as exhibits to this Form 10-K.

     On September 15, 1997, TBI entered into a consulting services arrangement with First Bermuda Securities Limited, of which Jeffrey Conyers, one of our former directors, is the Chief Executive Officer. Under the arrangement as amended on March 23, 1999, First Bermuda Securities Limited will, among other things, (1) assist TBI in the development of a business plan and with regulatory compliance matters, (2) provide advice with respect to strategic alternatives and ongoing regulatory issues and (3) assist in the Atlantica-1 Network financing efforts in Bermuda. First Bermuda Securities Limited received a fee of $6,250 per month for its services through December 31, 1999. A new arrangement between GlobeNet and First Bermuda

Securities Limited was entered into as of January 1, 2000 under which GlobeNet will pay First Bermuda Securities Limited $5,000 per month for business and financial advisory services.

     In connection with our repurchase of common shares on August 9, 1999, First Bermuda Securities Limited served as our repurchase agent. First Bermuda Securities Limited received customary fees for its services.

     Linda Dougherty, one of our directors, is a Vice President of TD Capital Group Limited, which is an affiliate of one of the initial purchasers of our 13% senior notes. An affiliate of TD Capital Group Limited had previously loaned $9.5 million to us in the form of secured subordinated loans with warrants to acquire common shares of the Company. This affiliate exercised all its warrants applying the $9.5 million principal amount of its subordinated loans and the $1.9 million in accrued interest as the exercise consideration. TD Capital Group Limited's affiliate used to own a majority of our Class A shares by virtue of its subordinated loans and is a party to an amended and restated securityholders' agreement entered in connection with the private equity financing. TD Capital Group Limited's affiliate is also a party to the registration rights agreement entered into in connection with the private equity financing.

     Another affiliate of TD Capital Group Limited received customary fees for serving as an initial purchaser of our 13% senior notes, as the financial advisor and placement agent in connection with the private equity financing and as the arranger and administrative agent in connection with Holdings' bank credit facility.

     On August 26, 1998, we loaned $1,292,000 (CAD$2,000,000) to Mr. Kedar, our then Chairman and Chief Executive Officer. Mr. Kedar used the proceeds of the loan to invest in a joint venture with a third party carrier. The loan to Mr. Kedar, and his participation in the joint venture, were conditional on the third party carrier granting an option in favor of TBI to acquire an equity interest in the third party carrier's Canadian operations. The option was exercisable until November 30, 1998 for a 20% equity interest in the Canadian operations at an exercise price of $7,445,000 (CAD$11,525,000) (applying the August 26, 1998 exchange rate). As a result of our later decision to pursue the development of the Atlantica-1 Network, TBI elected not to exercise the option. Subsequent to year-end 1998, the loan to Mr. Kedar and all interest thereon were paid in full.

     TBI's U.S. affiliate, TBI L.L.C., was formed in May 1996 as a limited liability company under the laws of the State of Delaware. TBI L.L.C. holds the landing license for the BUS-1 system in the United States issued by the FCC, as well as certain ownership and leasehold rights with respect to BUS-1 system assets in the United States. TBI L.L.C. is a wholly owned subsidiary of TBI. Previously, TBI held a 20% ownership interest in TBI L.L.C. and Elbac Cable Corporation ("Elbac") held the remaining 80% ownership interest. On October 29, 1999, the FCC issued a Memorandum Opinion and Order granting authority for TBI to acquire Elbac, including the 80% ownership interest held by Elbac in TBI L.L.C. This transaction was consummated on November 1, 1999, thus providing TBI with a 100% ownership interest in TBI L.L.C.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Filed as a Part of this Report

     1.      Financial Statements (included in Part II of this Form 10-K)
                  Auditors' Report
                  Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
                  Consolidated Statements of Cash Flows for the Years ended
                    December 31, 1999, 1998 and 1997
                  Notes to Consolidated Financial Statements

     2.      Financial Statement Schedules

             See Exhibits 27.1 and 99.2 hereto.

     3.      Exhibit Index

Exhibit Number              Description
--------------              -----------

     *3.1 Memorandum of Association of GlobeNet Communications Group Limited (see Exhibit 3.1 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *3.2    Bye-Laws of GlobeNet Communications Group Limited dated July
             12, 1999 (see Exhibit 3.2 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *4.1 Indenture between GlobeNet Communications Group Limited and Bankers Trust Company, dated as of July 14, 1999 (see Exhibit 4.1 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *4.2    Registration Rights Agreement among GlobeNet Communications
             Group Limited, TD Securities (USA) Inc. and Credit Suisse First Boston Corporation, dated as of July 14, 1999 (see Exhibit 4.2 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *4.3 Credit Agreement among GlobeNet Communications Holdings Ltd., Various Financial Institutions and Other Persons, Toronto
             Dominion (Texas) Inc., Credit Suisse First Boston, and TD Securities (USA) Inc., dated as of July 14, 1999 (see Exhibit 4.3
             (a) to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *4.4 Guaranty by Alcatel in favor of Lenders under Holdings' Bank Credit Facility (see Exhibit 4.3) and Toronto Dominion (Texas) Inc., dated as of July 14, 1999 (see Exhibit 4.3(b) to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *4.5 Reimbursement Agreement between GlobeNet Communications Holdings Ltd. and Alcatel, dated as of July 14, 1999
             (see Exhibit 4.3(c) to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.1   Indemnity Agreement dated July 14, 1999 between Anthony
             Bolland and GlobeNet Communications Group Limited. (Director) (see
             Exhibit 10.1 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.2 Indemnity Agreement dated May 21, 1999 between Linda Dougherty and GlobeNet Communications Group Limited. (Director) (see Exhibit 10.2 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.3 Indemnity Agreement dated July 14, 1999 between Sebastien Rheaume and GlobeNet Communications Group Limited. (Director)
             (see Exhibit 10.3 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.4 Indemnity Agreement dated July 14, 1999 between George E. Matelich and GlobeNet Communications Group Limited. (Director) (see Exhibit
             10.4 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.5 Indemnity Agreement dated May 21, 1999 between Michael Kedar and GlobeNet Communications Group Limited. (Director) (see Exhibit 10.5 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.6 Indemnity Agreement dated May 21, 1999 between Harley J. Murphy and GlobeNet Communications Group Limited. (Director) (see Exhibit 10.6 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.7 Indemnity Agreement dated July 14, 1999 between Mark A. Pelson and GlobeNet Communications Group Limited. (Director) (see Exhibit 10.7 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.8 Indemnity Agreement dated July 14, 1999 between Kevin J. Maroni and GlobeNet Communications Group Limited. (Director) (see Exhibit 10.9 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.9 Indemnity Agreement dated May 21, 1999 between Michael Kedar and GlobeNet Communications Group Limited. (Officer) (see Exhibit 10.10 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).


     *10.10 Indemnity Agreement dated May 21, 1999 between Greg Belbeck and GlobeNet Communications Group Limited. (Officer) (see Exhibit 10.11 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.11 Indemnity Agreement dated May 21, 1999 between Lin Gentemann and GlobeNet Communications Group Limited. (Officer) (see Exhibit 10.12 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.12 Indemnity Agreement dated May 21, 1999 between Scott K. Socol and GlobeNet Communications Group Limited. (Officer) (see Exhibit 10.13 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.13 Indemnity Agreement dated May 21, 1999 between Laurent Duplantie and GlobeNet Communications Group Limited. (Officer) (see Exhibit
             10.14 to

             GlobeNet Communications Group Limited Registration
             Statement on Form S-4 (File No. 333-86461)).

     *10.14 Indemnity Agreement dated July 15, 1999 between James Fitzgerald and GlobeNet Communications Group Limited. (Officer) (see Exhibit
             10.15 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.15 Amended & Restated Securityholders' Agreement, dated July 14, 1999 (see Exhibit 10.16 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.16 Project Development and Construction Contract Among Alcatel Submarine Networks, Alcatel Submarine Networks, Inc. and Atlantica Network (Bermuda) Ltd., dated as of June 16, 1999 (see Exhibit
             10.17 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.17 AT&T-SSI, Inc. Supply Contract (including Amendment), dated May 16, 1996 (see Exhibit 10.18 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.18  1998 Share Option and Incentive Plan, dated December 18, 1998 (see
             Exhibit 10.19 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.19  TBI 1997 Stock Option Plan, dated September 24, 1997 (see Exhibit
             10.20 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.20 Executive Employment Agreement dated October 1, 1999 between GlobeNet Communications Group Limited and Jerry A. DeMartino (see
             Exhibit 10.21 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.21 Stock Option and Compensation Agreement dated October 7, 1999 between GlobeNet Communications Group Limited and Jerry A. DeMartino (see Exhibit 10.22 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.22 Supplemental Stock Option Agreement dated October 7, 1999 between GlobeNet Communications Group Limited and Jerry A. DeMartino (see
             Exhibit 10.23 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.23 Executive Employment Agreement dated October 7, 1999 between TeleBermuda International (Canada) Limited and Michael Kedar (see
             Exhibit 10.24 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.24 Supplemental Stock Option Agreement dated October 7, 1999 between GlobeNet Communications Group Limited and Michael Kedar (see Exhibit 10.25 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.25 Executive Employment Agreement dated October 1, 1999 between TeleBermuda International Limited and Lin Gentemann (see Exhibit
             10.26 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.26 Executive Employment Agreement dated October 7, 1999 between TeleBermuda International (Canada) Limited and Scott Socol (see
             Exhibit 10.27 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.27 Executive Employment Agreement dated October 1, 1999 between TeleBermuda International (Canada) Limited and Laurent Duplantie (see Exhibit 10.28 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.28 Executive Employment Agreement dated October 1, 1999 between TeleBermuda International (Canada) Limited and Greg Belbeck (see
             Exhibit 10.29 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.29 Indemnity Agreement dated October 1, 1999 between Edward Weisbrot and GlobeNet Communications Group Limited. (Officer) (see Exhibit
             10.30 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.30 Indemnity Agreement dated October 1, 1999 between Eldon Blust and GlobeNet Communications Group Limited. (Officer) (see Exhibit 10.31 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.31 Indemnity Agreement dated October 7, 1999 between Jerry DeMartino and GlobeNet Communications Group Limited. (Director) (see Exhibit

             10.32 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

     *10.32 Indemnity Agreement dated October 1, 1999 between Jerry DeMartino and GlobeNet Communications Group Limited. (Officer) (see Exhibit
             10.33 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

      12.1   Computation of Ratio of Earnings to Fixed Charges.

     *21.1   Subsidiaries of GlobeNet Communications Group Limited (see Exhibit
             21.1 to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461)).

      27.1   Financial Data Schedule.

      99.1   Auditors' Report on Exhibit 99.2.

      99.2   Schedule of Allowance for Doubtful Accounts.

---------------

  * Incorporated by reference to GlobeNet Communications Group Limited Registration Statement on Form S-4 (File No. 333-86461).

(b)  Reports on Form 8-K

  None.

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants that have not registered securities pursuant to
Section 12 of the Act: No annual report or proxy material has been sent to security holders as of the date hereof. We expect to furnish our security holders with an annual shareholders' circular and proxy soliciting material subsequent to the filing of this Form 10-K and will supplementally furnish copies of such documents to the Commission upon furnishing them to our security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                            GLOBENET COMMUNICATIONS GROUP
                                             LIMITED
                                             (Registrant)
                                              By:     /s/ Jorge L. Escalona
                                                  -------------------------
                                                          Jorge L. Escalona
                                                  Title: Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Name                         Title                  Date


    /s/ Jorge L. Escalona     Chief Executive Officer            March 30, 2000
-----------------------------    (principal executive
      Jorge L. Escalona          officer)

       /s/ Greg Belbeck       Chief Financial Officer            March 30, 2000
-----------------------------    (principal financial
         Greg Belbeck            officer and principal
                                 accounting officer)

      /s/ Michael Kedar
----------------------------- Director, Executive Chairman       March 30, 2000
        Michael Kedar



     /s/ Anthony Bolland      Director                           March 30, 2000
-----------------------------
       Anthony Bolland


    /s/ Sebastien Rheaume     Director                           March 30, 2000
-----------------------------
      Sebastien Rheaume

     /s/ Linda Dougherty      Director                           March 30, 2000
-----------------------------
       Linda Dougherty


    /s/ George E. Matelich    Director                           March 30, 2000
-----------------------------
      George E. Matelich


----------------------------- Director                           March 30, 2000

       Kevin J. Maroni


     /s/ Harley J. Murphy     Director                           March 30, 2000
-----------------------------
       Harley J. Murphy


----------------------------- Director                           March 30, 2000
        Mark A. Pelson