Form 10-Q
period 2000-03-31
GLOBENET COMMUNICATIONS GROUP LTD
filed 2000-05-15
CIK 1092098

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      __________________________________

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the quarterly period ended March 31, 2000


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


                               Yes[x]    No [ ]


  The number of shares, $1.50 par value per share, of the registrant's common shares outstanding as of March 31, 2000: 17,044,800 shares.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

                               Table of Contents

Part I.   FINANCIAL INFORMATION
                                                                            Page

  Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets ..........................................    1

    Consolidated Statements of Operations.................................    2

    Consolidated Statements of Cash Flows.................................    3

    Notes to Unaudited Consolidated Financial Statements..................    4


  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................    6

  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk..........................................................   12


Part II.  OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................   14

  Item 2.  Changes in Securities and Use of Proceeds......................   14

  Item 3.  Defaults Upon Senior Securities................................   14

  Item 4.  Submission of Matters to a Vote of Security Holders............   14

  Item 5.  Other Information..............................................   14

  Item 6.  Exhibits and Reports on Form 8-K...............................   14

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. Financial Statements.



                     GlobeNet Communications Group Limited
                          Consolidated Balance Sheets
                                  (Unaudited)
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


                                                                  March 31,    December 31,
                                                                       2000            1999
                                                                          $               $
Assets

Current assets
Restricted cash                                                      79,998          79,998
Accounts receivable (net of allowance of $224; 1999 - $224)           2,203           2,096
Other receivables                                                       218             150
Prepaid expenses and deposits                                         1,535           1,632
                                                                    -------         -------

                                                                     83,954          83,876

Restricted cash                                                     357,994         448,399
Fixed assets                                                         49,325          49,148
Construction in progress                                            141,780          98,062
Other assets                                                         25,324          25,847
                                                                    -------         -------

                                                                    658,377         705,332
                                                                    -------         -------

Liabilities

Current liabilities
Accounts payable                                                      5,522          36,179
Accrued liabilities                                                  10,807          21,117
                                                                    -------         -------

                                                                     16,329          57,296

Long-term debt                                                      400,000         400,000

Deferred revenue                                                      6,389           6,455
                                                                    -------         -------

                                                                    422,718         463,751
                                                                    -------         -------
Shareholders' Equity

Share capital
Class B shares, 2,000 shares authorized, par value $1.50 each
   1,000 shares issued and outstanding                                    2               2
Common shares, 24,000,000 authorized, par value $1.50 each
   17,044,800 (1999 - 17,043,900) shares issued and outstanding      25,566          25,566

Additional paid-in capital                                          249,702         246,866

Deficit                                                             (39,611)        (30,853)
                                                                    -------         -------

                                                                    235,659         241,581
                                                                    -------         -------

                                                                    658,377         705,332
                                                                    -------         -------


  The accompanying notes are an integral part of these consolidated financial statements.

                     GlobeNet Communications Group Limited
                     Consolidated Statements of Operations
                                  (Unaudited)
              For the three months ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


                                                      2000           1999
                                                         $              $
Revenues
Telecommunications services                          6,344          6,035
IRU capacity                                            79             77
                                                    ------         ------

                                                     6,423          6,112
                                                    ------         ------

Expenses
Carrier charges                                      2,449          2,705
General and administrative expenses                  9,520          2,105
Amortization of fixed assets                           688            406
                                                    ------         ------

                                                    12,657          5,216
                                                    ------         ------

Operating (loss) income                             (6,234)           896
Interest on long-term debt                           9,608            861
Accrued contingent interest                              -            235
Interest income                                     (7,110)           (83)
                                                    ------         ------

Loss before income taxes and equity
 accounted for investments                          (8,732)          (117)
Provision for income taxes                             (26)            (9)
                                                    ------         ------

Loss before equity accounted for investments        (8,758)          (126)
Loss from equity accounted for investments               -           (232)
                                                    ------         ------

Net loss and comprehensive loss for the period      (8,758)          (358)
                                                    ------         ------

Basic and fully diluted loss per common share
 (note 5)                                            (0.51)         (0.10)
                                                    ------         ------

  The accompanying notes are an integral part of these consolidated financial statements.

                     GlobeNet Communications Group Limited
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
              For the three months ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


                                                              2000        1999
                                                                 $           $

                                                                       C>
Cash provided by (used in)

Operating activities
Net loss for the year                                       (8,758)       (358)
Items not involving cash
   Amortization of fixed assets                                688         406
   Amortization of other assets                              1,045          74
   Loss from equity accounted for investments                    -         232
   Accrued contingent interest                                   -         235
   Compensatory share options                                2,836           -
Net change in non-cash operating items
   Accounts receivable                                        (107)     (1,141)
   Other receivables                                           (68)        587
   Note receivable                                              (8)         (7)
   Prepaid expenses and deposits                                97          38
   Accounts payable                                            386        (622)
   Accrued liabilities                                     (10,310)        697
   Deferred revenue                                            (66)        (76)
                                                           -------      ------

Cash (used in) provided by operating activities            (14,265)         65
                                                           -------      ------

Financing activities
Payments of long-term debt                                       -      (2,400)
Deferred financing costs                                      (589)       (227)
                                                           -------      ------

Cash (used in) financing activities                           (589)     (2,627)
                                                           -------      ------

Investing activities
Restricted cash                                             90,405           -
Purchase of fixed assets                                      (865)       (764)
Construction in progress                                   (74,761)          -
Change in other assets                                          75           2
Due from related party                                           -       1,363
                                                           -------      ------

Cash provided by investing activities                       14,854         601
                                                           -------      ------

Increase (decrease) in cash for the period                       -      (1,961)

Cash - Beginning of period                                       -       3,030
                                                           -------      ------

Cash - End of period                                             -       1,069
                                                           -------      ------

Interest and income taxes paid
Interest                                                    22,184         157
Income taxes                                                    14           8


  The accompanying notes are an integral part of these consolidated financial statements.

                     GlobeNet Communications Group Limited
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                            March 31, 2000 and 1999
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


1  Nature of operations

      GlobeNet Communications Group Limited ("the Company") provides international telecommunications services to both residential and commercial customers and is a provider of telecommunications capacity. The Company is currently developing a fibre optic submarine cable system called Atlantica-1 that will link Bermuda, North and South America and offer capacity between major cities in the United States, Bermuda, Brazil, Venezuela and Argentina. Atlantica-1 is currently being constructed.

      In November 1997, the Company deployed a fibre optic submarine cable system which connects Bermuda and the United States ("BUS-1"). The Company provides international telecommunications services to both residential and commercial customers in Bermuda through a subsidiary company, TeleBermuda International Limited ("TBI") through the BUS-1.

      On January 10, 1997, TBI was granted its public telecommunications service licence in Bermuda under the provisions of the Telecommunications Act, 1986 and the Public Telecommunication Service (Licence) Regulations, 1988 for a five-year term and began commercial operations in May 1997. TBI has an interconnection agreement with the Bermuda Telephone Company ("BTC"), the domestic carrier in Bermuda. No consideration was paid by the Company in relation to these agreements


2  Interim unaudited consolidated financial statements

      The unaudited consolidated balance sheet as at March 31, 2000 and the unaudited consolidated statements of operations for the three months ended March 31, 2000 and March 31, 1999 and the unaudited consolidated statements of cash flows for the three months ended March 31, 2000 and March 31, 1999, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the consolidated financial statements are of a normal recurring nature. The data disclosed in the notes to the consolidated financial statements for these periods are also unaudited. Results for the three month period ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


3  Recent accounting pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. Management has not determined the impact of this statement on its financial position, results of operations and cash flows.

                     GlobeNet Communications Group Limited
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                            March 31, 2000 and 1999
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


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


4  Common share options

      The Company awards options to employees, officers and directors of the Company under the terms of the 1997 and 1998 Share Option and Incentive Plans. In addition, the Board of Directors has the authority to grant options outside of these plans under separate stock option agreements.

      During the three months ended March 31, 2000, the Board of Directors granted 477,521 options at an exercise price of $20.40 to employees and certain officers and directors. These options vest over three years. The difference between the market price and the exercised price on the grant date has been reflected as deferred compensation in shareholders' equity and is being amortized over the vesting period. As at March 31, 2000, stock options covering 1,907,299 shares of common stock were outstanding.

      The vesting terms of all options accelerate upon a change in control. Deferred compensation is amortized over the expected vesting period.


5  Basic and fully diluted loss per common share

      The basic loss per common share is calculated using the weighted average number of common shares outstanding of 17,043,900 (1999 - 3,515,927). The weighted average number of common shares on a fully diluted basis is calculated on the same basis as the basic weighted average number of shares as the Company is in a loss position and the effects of possible conversion would be anti-dilutive.


6  Acquisition of the Company

      On March 11, 2000, Worldwide Fiber, Inc. (which has since changed its name to 360networks inc.) ("360networks") and the Company entered into an Agreement and Plan of Arrangement pursuant to which 360networks will acquire the Company in exchange for subordinate voting shares of 360networks. The consummation of the transaction is subject to the fulfilment of a number of conditions, including: (a) approval by shareholders, the Bermuda Supreme Court and certain regulatory authorities; (b) the compliance by the Company and 360networks with respective obligations under the agreement; and (c) the completion of an underwritten public offering of 360networks' subordinate voting shares. The transaction will likely result in 360networks assuming the Company's long-term debt and the settlement of all outstanding common share options.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

     You should read the discussion in this section in conjunction with our unaudited interim consolidated financial statements and the notes thereto included elsewhere in this report. Certain information contained in this section, including information with respect to our plans and expectations for our business, is forward-looking. You should carefully consider the factors set forth in this section under the caption "Forward-Looking Statements" and elsewhere in this report and in the "Business--Risk Factors" section of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 (file no. 333-86461) on file with the Securities and Exchange Commission for a discussion of important factors that could cause actual results to differ materially from any forward-looking statements contained in this Form 10-Q.


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


360networks inc. Transaction

     On March 11, 2000, Worldwide Fiber, Inc. (which has since changed its name to 360networks inc.) ("360networks") and we entered into an Agreement and Plan of Arrangement pursuant to which 360networks will acquire us in exchange for subordinate voting shares of 360networks (the "Scheme"). 360networks offers broadband network services for telecommunications companies, Internet service providers, application service providers and data-centric enterprises. 360networks is completing a technologically advanced 90,300-kilometer (56,100 mile) network, including a fiber optic terrestrial network in North America and Europe and undersea cables linking North America and Europe. 360networks and its predecessors have been developing communications networks since 1988.

     The consummation of the transaction is subject to the fulfillment of a number of conditions, including (a) due approval of the Scheme by our shareholders and the applicable governmental authorities (including the Supreme Court of Bermuda pursuant to Article 99 of the Companies Act 1981 of Bermuda);
(b) expiration or termination of any waiting periods applicable to the consummation of the Scheme under the Hart-Scott-Rodino Act and procurement of all consents, registrations, approvals, permits and authorizations required to be obtained from any governmental entity; (c) the compliance by us and 360networks with our respective obligations under our agreement; and (d) the completion of an underwritten public offering of 360networks' subordinate voting shares.

     A number of conditions to the consummation of the transaction have now been satisfied. 360networks completed its public offering of subordinate voting shares in late April 2000, issuing 53,216,250 shares (which includes shares subsequently issued pursuant to the underwriters' over-allotment option) at a purchase price of $14 per share. On May 10, 2000, our two classes of shareholders duly approved the Scheme. We anticipate that the transaction will be completed in the second half of this year. Under our agreement with 360networks, our shareholders will receive, upon closing the transaction, approximately 2.5 360networks' subordinate voting shares for every GlobeNet common share held.

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

Results of Operations - Three Months Ended March 31, 2000 Compared With Three Months Ended March 31, 1999

Revenues

     Revenues increased to $6.4 million for the three months ended March 31, 2000 compared to $6.1 million for the three months ended March 31, 1999, an increase of 4.9%.

     Outbound revenues decreased to $4.8 million for the three months ended March 31, 2000 compared to $5.0 million for the three months ended March 31,1999, a decrease of 4.0%. This decrease was the result of a decrease in the average rate per minute partially offset by higher traffic volumes. The average rate per outbound minute realized was $0.84 for the three months ended March 31, 2000 compared to $0.94 for the three months ended March 31, 1999. Outbound traffic volumes increased to 5.7 million minutes for the three months ended March 31, 2000 from 5.3 million minutes for the three months ended March 31, 1999. These volume increases were a response to an increase in marketing and advertising by the Company and were reflective of a positive response to the rate reductions.

     Inbound revenue increased to $1.0 million during the three months ended March 31, 2000 compared to $0.8 million during the three months ended
March 31, 1999, an increase of 25.0%. Further, revenue from TBI's debit card product increased to $178,000 during the three months ended March 31, 2000 compared to $137,000 during the three months ended March 31, 1999,an increase of 30.0%. Sales of international private lines increased from $85,000 for three months ended March 31, 1999 to $319,000 for the three months ended March 31, 2000 due to more effective marketing of this product.

Carrier Charges

     Carrier Charges decreased to $2.5 million during the three months ended March 31, 2000 compared to $2.7 million during the three months ended March 31, 1999, a decrease of 7.4%.

     Local access charges for Bermuda originating and terminating traffic decreased to $1.3 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. The decrease reflects reductions in the settlement rates paid to the Bermuda Telephone Company which were reduced from $0.27 per minute to $0.10 per minute for outbound traffic and from $0.24 per minute to $0.10 per minute for inbound traffic. This impact of lower settlement rates was partially offset by an increase in traffic volume.

     Foreign settlements for the three months ended March 31, 2000 decreased to $1.2 million from $1.3 million for the three months ended March 31, 1999, a decrease of 7.7%. This decrease was largely due to a reduction in the settlement rate to terminate calls to the U.S. which decreased from $0.35 to an average rate of $0.21. The impact of lower settlement rates was partially offset by an increase in traffic volume.

General and Administrative Expenses

     General and administrative expenses increased during the three months ended March 31, 2000 to $9.5 million compared to $2.1 million during the three months ended March 31, 1999, an increase of 354.4%. This increase was primarily due to marketing, promotions and administrative costs associated with the Atlantica-1 Network and commitment fees related to the Atlantica-1 Network financing. The increase also reflects costs of $0.9 million related to the 360networks inc. transaction as well as an increase in compensation expense of $2.8 million resulting from the vesting of certain stock options to the Company's directors and officers.

Amortization Expense

     Amortization of capital assets for the three months ended March 31, 2000 increased to $0.7 million from $0.4 million for the three months ended March 31, 1999, an increase of 75.0%. This increase resulted largely from the amortization expense attributed to increased ownership in the BUS-1 cable, which was acquired in November 1999 when the Company increased its ownership in TeleBermuda International L.L.C. from 20% to 100%. Pursuant to this transaction, the Company's effective interest in the BUS-1 cable increased from 50% to 100%.

     Amortization of deferred financing costs during the three months ended March 31, 2000 increased to $1.0 million compared to $0.1 million for the three months ended March 31, 1999. This increase resulted from the amortization of deferred financing costs incurred as a result of the financing of the Atlantica-1 Network.

Interest on Long-Term Debt

     Interest on long-term debt increased to $8.6 million for the three months ended March 31, 2000 from $0.8 million for the three months ended March 31, 1999, an increase of 975.0%. This increase was a result of interest costs on the debt financing for the development of the Atlantica-1 Network secured by the Company in July 1999.

Interest income

     Interest income during the three months ended March 31, 2000 increased to $7.1 million from $0.1 million during the three months ended March 31, 1999. This increase was a result of investing certain proceeds from our July 1999 financing for the Atlantica-1 Network.

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

  Future Capital Expenditures and Capital Resources

     The development of the Atlantica-1 Network will require us to make significant capital expenditures in connection with building the undersea cable system and the related landing stations, and securing terrestrial capacity to connect the landing stations with major cities. We estimate the total cost to build the Atlantica-1 Network, including the secondary strand of the Rio extension (which will connect Fortaleza, Brazil and Rio de Janeiro, Brazil), landing stations and capital contingencies, will be $825 million. This $825 million estimate does not include potential capital costs, if any, associated with securing terrestrial capacity, including any terrestrial extension to Buenos Aires, Argentina. We expect the primary ring of the Atlantica-1 Network (which will connect Tuckerton, New Jersey, St. David's, Bermuda, Fortaleza, Brazil, Punta Gorda, Venezuela and Boca Raton, Florida) to be RFS in December 2000.

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

     We expect to incur up to an additional $85 million of senior debt in the first half of 2000 to finance the acquisition of terrestrial capacity for the Atlantica-1 Network. We are considering various options to obtain this financing. We cannot assure you that we will be able to raise successfully necessary capital. We may also incur further costs for terrestrial capacity in the future.

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

     Net cash used in operating activities was $14.3 million for the three months ended March 31, 2000, as compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 1999. The use of cash by operations in 2000 was due primarily to operating losses and due to the payment of the first interest installment on our 13% senior notes, which was accrued at December 31, 1999.

     Cash used in financing activities was $0.6 million for the three months ended March 31, 2000 and primarily represents costs associated with preparing and filing our registration statement in connection with our exchange offer for our 13% senior notes. Cash used in financing activities was $2.6 million for the three months ended March 31, 1999 and relates to repayments on our retired term loan and operating credit facility.

     Cash provided by investing activities was $14.9 million for the three months ended March 31, 2000. These funds were provided from a reduction of $90.4 million in our restricted cash investments offset by $74.8 million costs on the Atlantica-1 project. The cash provided by investing activities was $0.6 million for the three months ended March 31, 1999 resulting from the receipt of a related party receivable and offset by network asset purchases.

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

     This list is only an example of some of the risks, uncertainties and assumptions that may affect the forward-looking statements contained in this report. In light of these and other risks, uncertainties or assumptions, the actual events or results may be very different from those expressed or implied in the forward-looking statements in this report or may not occur. For additional factors that could affect the validity of our forward-looking statements, you should carefully consider the risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 1999 (file no. 333-86461) on file with the Securities and Exchange Commission and the other information in this Form 10-Q. We do not intend to publish updates or revisions of any forward-looking statement to reflect new information, future events or otherwise.


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

Foreign Currency Exposure

     We are exposed to fluctuations in foreign currencies relative to the U.S. dollar. Because the Bermuda dollar is pegged to the U.S. dollar, there is no foreign currency exposure for transactions conducted in this currency. Our foreign currency exposures as at March 31, 2000 were as follows:

     Note Receivable: We had a note receivable of (British Pounds)250,000 which is non-interest bearing and due November 20, 2000.

     Account Payable: We had an account payable of 962,179 SDR's, a notional currency tied to a basket of European currencies, to one of our carriers. This payable is current and non-interest bearing.

     Settlements on International Traffic: Settlements on international traffic are largely made in U.S. dollars. For the three months ended March 31, 2000, approximately 15% of the Company's cost of sales and 1% of the Company's revenue was denominated in a currency other than the U.S. dollar.

Interest Rate Exposure

     Long-term debt: As at March 31, 2000, we owed $100.0 million of variable-rate long-term debt which is due September 30, 2005. The interest rate on this debt fluctuates with LIBOR. On December 22, 1999, we entered into an interest rate cap transaction for $50.0 million of this debt, capping the LIBOR rate at 7.0% for a three-year term. The interest rate exposure on this debt is also mitigated by the fact that the proceeds from this debt are invested in short-term investments, the return on which also fluctuates with market interest rates. As at March 31, 2000, we also owed $300.0 million on our outstanding senior notes, which is due July 15, 2007 and has a fixed interest rate of 13%.

     Short-term investments: We held $429.6 million in money market investments at March 31, 2000. The return on this investment portfolio fluctuates with market interest rates.

     The table below provides information about the interest rates of our debt obligations and the interest rate cap transaction. The table shows the amount of debt and average interest rates as of March 31, 2000, by expected maturity dates.

                            EXPECTED MATURITY DATES

                                 2000       2001       2002       2003       2004      Thereafter     Total           Fair Value
                                                                                                              03/31/2000  03/31/1999
                           ---------------------------------------------------------------------------------------------------------
                                                              (in thousands)
U.S. DOLLAR
DEBT

13% Series B Senior Notes           --       --          --         --         --       300,000      300,000     300,000      N/A
due 2007
  Average interest rates - fixed                                                             13%

Bank Credit Facility due 2005       --       --          --         --        --         100,000     100,000     100,000       N/A
  Average interest rates - variable                                                          (1)

DERIVATIVE INSTRUMENTS

Interest Rate Cap for               --       --    50,000(2)        --        --             --       50,000      50,592       N/A
  contract notional amount

_________________

(1) The interest rate is calculated at LIBOR plus 4.0%. The interest rate as of March 31, 2000 was 10.25%.

(2) The interest rate cap fixes the LIBOR rate at 7% for $50,000 of Holdings' bank credit facility.

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

     Not applicable.

ITEM 3. Defaults Upon Senior Securities.

     Not applicable.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

     None.

ITEM 5. Other Information.

     Not applicable.

ITEM 6. Exhibits And Reports On Form 8-K.

     (a)  Exhibits


 Exhibit Number                        Description
 --------------                        -----------


     2.1 Agreement and Plan of Arrangement between Worldwide Fiber Inc. (now known as 360networks inc.) and GlobeNet Communications Group Limited dated as of March 11, 2000 (incorporated by reference to Exhibit 10.31 to 360networks inc.'s Registration Statement on Form F-1 (File No. 333-95621)).

     3.1 Memorandum of Association of GlobeNet Communications Group Limited (incorporated by reference to Exhibit 3.1 to GlobeNet Communications Group Limited's Registration Statement on Form S-4 (File No. 333-86461)).

     3.2 Bye-Laws of GlobeNet Communications Group Limited dated July 12, 1999 (incorporated by reference to Exhibit 3.2 to GlobeNet Communications Group Limited's Registration Statement on Form S-4 (File No. 333-86461)).

     4.1 Indenture between GlobeNet Communications Group Limited and Bankers Trust Company, dated as of July 14, 1999 (incorporated by reference to Exhibit 4.1 to GlobeNet Communications Group Limited's Registration Statement on Form S-4 (File No. 333-86461)).

     4.2 Registration Rights Agreement among GlobeNet Communications Group Limited, TD Securities (USA) Inc. and Credit Suisse First Boston Corporation, dated as of July 14, 1999 (incorporated by reference to Exhibit 4.2 to GlobeNet Communications Group Limited's Registration Statement on Form S-4 (File No. 333-86461)).

     4.3 Credit Agreement among GlobeNet Communications Holdings Ltd., Various Financial Institutions and Other Persons, Toronto Dominion (Texas) Inc., Credit Suisse First Boston, and TD Securities (USA) Inc., dated as of July 14, 1999 (incorporated by reference to Exhibit 4.3(a) to

          GlobeNet Communications Group Limited's Registration Statement on Form S-4 (File No. 333-86461)).

     4.4 Guaranty by Alcatel in favor of Lenders under Holdings' Bank Credit Facility (see Exhibit 4.3) and Toronto Dominion (Texas) Inc., dated as of July 14, 1999 (incorporated by reference to Exhibit 4.3(b) to GlobeNet Communications Group Limited's Registration Statement on Form S-4 (File No. 333-86461)).

     4.5 Reimbursement Agreement between GlobeNet Communications Holdings Ltd. and Alcatel, dated as of July 14, 1999 (incorporated by reference to Exhibit 4.3(c) to GlobeNet Communications Group Limited's Registration Statement on Form S-4 (File No. 333-86461)).

    10.1 Executive Employment Agreement dated March 3, 2000 between Jorge Escalona and GlobeNet Communications Group Limited.

    10.2 Stock Option Agreement dated March 3, 2000 between Jorge Escalona and GlobeNet Communications Group Limited.

    10.3 Supplemental Stock Option Agreement dated March 3, 2000 between Jorge Escalona and GlobeNet Communications Group Limited.

    10.4 Indemnity Agreement dated March 1, 2000 between Jorge Escalona and GlobeNet Communications Group Limited. (director)

    10.5 Indemnity Agreement dated March 1, 2000 between Jorge Escalona and GlobeNet Communications Group Limited. (officer)

    27.1  Financial Data Schedule


  (b) Report on Form 8-K

  GlobeNet filed a Form 8-K on March 24, 2000 discussing its pending transaction with 360networks.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  GLOBENET COMMUNICATIONS GROUP LIMITED



May 15, 2000      By:        /s/ Greg Belbeck
                      -------------------------------------------
                          Name:  Greg Belbeck
                          Title: Executive Vice President and Chief
                                 Financial Officer
                                 (duly authorized officer, principal financial officer and chief accounting officer)