Form 10-Q
period 2000-06-30
GLOBENET COMMUNICATIONS GROUP LTD
filed 2000-08-15
CIK 1092098

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      __________________________________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the quarterly period ended June 30, 2000


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


                               Yes[X]    No [_]

The number of shares, $1.50 par value per share, of the registrant's common shares outstanding as of June 30, 2000: 17,210,679 shares.

                     GLOBENET COMMUNICATIONS GROUP LIMITED

                               Table of Contents

Part I.   FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

 Consolidated Balance Sheets ..........................................    1

 Consolidated Statements of Operations.................................    2

 Consolidated Statements of Cash Flows.................................    3

 Notes to Unaudited Consolidated Financial Statements..................    4


Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................    6

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk..........................................................    14


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   15

Item 2.  Changes in Securities and Use of Proceeds......................   15

Item 3.  Defaults Upon Senior Securities................................   15

Item 4.  Submission of Matters to a Vote of Security Holders............   15

Item 5.  Other Information..............................................   16

Item 6.  Exhibits and Reports on Form 8-K...............................   16

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. Financial Statements.


                     GlobeNet Communications Group Limited

                          Consolidated Balance Sheets
                                  (Unaudited)
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)


                                                                              June 30,          December 31,
                                                                                  2000                  1999
                                                                                     $                     $

Assets

Current assets
Restricted cash                                                                 79,998                79,998
Accounts receivable (net of allowance of $224; 1999 - $224)                      2,395                 2,096
Other receivables                                                                  219                   150
Prepaid expenses and deposits                                                    1,871                 1,632
                                                                           ------------------------------------

                                                                                84,483                83,876

Restricted cash                                                                275,202               448,399
Fixed assets                                                                    50,736                49,148
Construction in progress                                                       266,340                98,062
Other assets                                                                    24,310                25,847
                                                                           ------------------------------------

                                                                               701,071               705,332
                                                                           ------------------------------------

Liabilities

Current liabilities
Accounts payable                                                                44,296                36,179
Accrued liabilities                                                             21,114                21,117
                                                                           ------------------------------------

                                                                                65,410                57,296

Long-term debt                                                                 400,000               400,000

Deferred revenue                                                                 6,500                 6,455
                                                                           ------------------------------------

                                                                               471,910               463,751
                                                                           ------------------------------------

Shareholders' Equity

Share capital
Class B shares, 2,000 shares authorized, par value $1.50 each
      1,000 (1999 - nil) shares issued and outstanding                               2                     2
Common shares, 24,000,000 authorized, par value $1.50 each
      17,210,679 (1999 - 17,043,900) shares issued and outstanding              25,816                25,566

Additional paid-in capital                                                     256,759               246,866

Deficit                                                                        (53,416)              (30,853)
                                                                           ------------------------------------

                                                                               229,161               241,581
                                                                           ------------------------------------

                                                                               701,071               705,332
                                                                           ====================================


 The accompanying  notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                     GlobeNet Communications Group Limited

                     Consolidated Statements of Operations
               For the three months ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)

                                                         Three months ended June 30,             Six months ended June 30,
                                                    ------------------------------------   ------------------------------------

                                                              2000               1999                2000               1999
                                                                 $                  $                   $                  $
Revenues
Telecommunications services                                  6,852               6,930             13,196              12,965
IRU capacity                                                    79                  80                158                 157
                                                    ---------------------------------------------------------------------------

                                                             6,931               7,010             13,354              13,122
                                                    ---------------------------------------------------------------------------

Expenses
Carrier charges                                              1,940               3,355              4,389               6,060
General and administrative expenses                         18,178               2,599             27,698               4,704
Amortization of fixed assets                                   680                 409              1,368                 815
                                                    ---------------------------------------------------------------------------

                                                            20,798               6,363             33,455              11,579
                                                    ---------------------------------------------------------------------------

Operating (loss) income                                    (13,867)                647            (20,101)              1,543

Interest on long-term debt                                   6,582                 876             16,190               1,737
Accrued contingent interest                                      -                 260                  -                 495
Interest income                                             (6,675)                (33)           (13,785)               (116)
                                                    ---------------------------------------------------------------------------

Loss before income taxes and equity accounted
      for investments                                      (13,774)               (456)           (22,506)               (573)

Provision for income taxes                                     (31)                (10)               (57)                (19)
                                                    ---------------------------------------------------------------------------

Loss before equity accounted for investments               (13,805)               (466)           (22,563)               (592)

Loss from equity accounted for investments                       -                (232)                 -                (464)
                                                    ---------------------------------------------------------------------------

Net loss and comprehensive loss for the period             (13,805)               (698)           (22,563)             (1,056)
                                                    ===========================================================================

Basic and fully diluted loss per common share
      (note 5)                                               (0.81)              (0.20)             (1.32)             (0.30)
                                                    ===========================================================================


 The accompanying  notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                     GlobeNet Communications Group Limited

                     Consolidated Statements of Cash Flows

                For the six months ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

      (in thousands of U.S. dollars, except share and per share amounts)

                                                                     2000                  1999
                                                                        $                     $
Cash provided by (used in)

Operating activities
Net loss for the period                                           (22,563)               (1,056)
Items not involving cash
      Amortization of fixed assets                                  1,368                   815
      Amortization of other assets                                  2,094                   160
      Loss from equity accounted for investments                        -                   464
      Accrued contingent interest                                       -                   495
      Compensatory share options                                    9,246                     -
Net change in non-cash operating items
      Accounts receivable                                            (299)               (1,035)
      Other receivables                                               (69)                  589
      Note receivable                                                 (16)                  (16)
      Prepaid expenses and deposits                                  (239)                 (263)
      Accounts payable                                             (1,234)                  461
      Accrued liabilities                                             118                 5,834
      Interest payable                                               (121)                  768
      Deferred revenue                                                 45                   (62)
                                                                ----------------------------------

                                                                  (11,670)                7,154
                                                                ----------------------------------

Financing activities
Issuance of share options                                             897                     -
Proceeds from issuance of long-term debt                                -                   500
Payments of long-term debt                                              -                (3,150)
Deferred financing costs                                             (616)               (1,001)
                                                                ----------------------------------

                                                                      281                (3,651)
                                                                ----------------------------------

Investing activities
Restricted cash                                                   173,197                     -
Purchase of fixed assets                                           (2,956)               (6,851)
Construction in progress                                         (158,927)                    -
Change in other assets                                                 75                     4
Due from related party                                                  -                 1,363
                                                                ----------------------------------

                                                                   11,389                (5,484)
                                                                ----------------------------------

Decrease in cash for the period                                         -                (1,981)

Cash - Beginning of period                                              -                 3,032
                                                                ----------------------------------

Cash - End of period                                                    -                 1,051
                                                                ==================================

Interest and income taxes paid
Interest                                                           24,802                   793
Income taxes                                                          104                    11


 The accompanying  notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                     GlobeNet Communications Group Limited

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
--------------------------------------------------------------------------------

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

2    Interim unaudited consolidated financial statements

     The unaudited consolidated balance sheet as at June 30, 2000 and the unaudited consolidated statements of operations for the six months ended June 30, 2000 and June 30, 1999 and the three months ended June 30, 2000 and June 30, 1999 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2000 and June 30, 1999, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the consolidated financial statements are of a normal recurring nature. The data disclosed in the notes to the consolidated financial statements for these periods are also unaudited. Results for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3    Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. Management has not determined the impact of this statement on its financial position, results of operations and cash flows.

--------------------------------------------------------------------------------
                                                                          Page 4

                     GlobeNet Communications Group Limited

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
--------------------------------------------------------------------------------

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

4    Common share options

     During the six months ended June 30, 2000, the Board of Directors granted 477,521 options at an exercise price of $20.40 to employees and certain officers and directors. The difference between the market price and the exercise price on the grant date has been reflected as deferred compensation in shareholders' equity and has being amortized over the vesting period. As at June 30, 2000, as a result of the acquisition of the Company by 360networks inc., outstanding stock options covering 1,640,420 shares of common stock vested and were converted to stock options on common stock of 360networks inc. at a ratio of 1 to 2.51.

5    Basic and fully diluted loss per common share

     The basic loss per common share is calculated using the weighted average number of common shares outstanding of 17,127,290 (1999 - 3,515,927). The weighted average number of common shares on a fully diluted basis is calculated on the same basis as the basic weighted average number of shares as the Company is in a loss position and the effects of possible conversion would be anti-dilutive.

6    Acquisition of the Company

     On June 20, 2000, a transaction was finalized whereby 360networks inc. acquired all of the common shares of GlobeNet in exchange for 2.51 360networks inc.'s subordinate voting shares.

--------------------------------------------------------------------------------

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

     We report our results in U.S. dollars, although historically a significant portion of our revenues and expenses have been settled in Bermuda dollars, which are pegged to the U.S. dollar at par. Therefore, currency fluctuations have not affected the results of our existing operations. Substantially all of our costs incurred in connection with the Atlantica-1 Network will be incurred in U.S. dollars. While we expect to invoice a majority of our customers in U.S. dollars, we may be required to invoice certain customers in other currencies. To the extent we receive revenues in currencies other than U.S. dollars, our results of

--------------------------------------------------------------------------------
operations may be impacted by currency fluctuations.

360networks inc. Transaction

     On June 20, 2000, a transaction was finalized whereby 360networks inc.("360networks") acquired all of the common shares of GlobeNet in exchange for 2.51 360networks' subordinate voting shares. 360networks offers broadband network services for telecommunications companies, Internet service providers, application service providers and data-centric enterprises. 360networks is completing a technologically advanced 90,300-kilometer (56,100 mile) network, including a fiber optic terrestrial network in North America and Europe and undersea cables linking North America and Europe. 360networks and its predecessors have been developing communications networks since 1988.

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

Carrier Charges and Cost of IRU Capacity

     TBI's cost of services is comprised primarily of local access charges and international termination costs. Local access charges are paid to the Bermuda Telephone Company for each minute of traffic that we originate or terminate in Bermuda. As of January 1, 1999, the Minister of Telecommunications and Technology's December 1998 directive reduced TBI's local access charge to $0.15 per minute for both originating and terminating traffic. The directive mandated a second reduction on July 1, 1999 to $0.10 per minute and a third reduction on July 1, 2000 to $0.07.

     International terminations are completed through our correspondent carriers and are charged to us on the basis of prevailing international settlement rates.

--------------------------------------------------------------------------------

We receive return traffic on the major routes that effectively offset our payments for Bermuda-originated traffic. Our primary correspondent carriers are MCI WorldCom and British Telecom. The current settlement rates with carriers in the United States and the United Kingdom, which comprise the largest markets for Bermuda-originated traffic, are $0.15 per minute and the equivalent of $0.48 per minute, respectively. The rates for international terminations have declined recently and we expect they will continue to decline as international conventions are modified and competition among international carriers intensifies.

     For our wholesale carriers' carrier business, costs to build our systems are capitalized. The cost of capacity sales are calculated on a pro rata basis of total capacity sold in relation to the estimated total capacity.

Operating Expenses

     Our operating expenses include network expenses and general and administrative costs incurred to sustain and expand our Bermuda operations, as well as to plan and finance the intended construction of the Atlantica-1 Network. As our systems develop, additional resources will be required to provide for operations and for sales of capacity. On July 19, 2000, a subsidiary of GlobeNet entered into a wet maintenance service agreement with Alcatel (defined below) that will provide for the undersea plant maintenance repair of the Atlantica-1 Network. We expect to recover a substantial portion of our operating, administration and maintenance costs from periodic payments by customers. The amounts of these payments will be based on the pro rata capacity purchased by the customer in relation to the total capacity of the system. Each customer's pro rata share will be capped and therefore, our share of operation, administration and maintenance costs will be higher at the outset and will decline over time as capacity is sold.

Results of Operations - Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

Revenues

     Revenues decreased to $6.9 million for the three months ended June 30, 2000 compared to $7.0 million for the three months ended June 30, 1999, a decrease of 1.4%.

     Outbound revenues decreased to $4.8 million for the three months ended June 30, 2000 compared to $5.3 million for the three months ended June 30,1999, a decrease of 9.4%. This decrease was largely the result of a decrease in the average rate per minute. The average rate per outbound minute realized was $0.80 for the three months ended June 30, 2000 compared to $0.87 for the three months ended June 30, 1999. Outbound traffic volumes increased to 6.1 million minutes for the three months ended June 30, 2000 from 6.0 million minutes for the three months ended June 30, 1999. These volume increases were a response to an increase in marketing and advertising by the Company and were reflective of a positive response to the rate reductions.

     Inbound revenue decreased to $0.8 million during the three months ended June 30, 2000 compared to $1.2 million during the three months ended June 30, 1999, a decrease of 33.3%. This decrease was largely the result of a decrease in our settlement rate with our primary correspondent carrier. Further, revenue from TBI's debit card product increased to $442,000 during the three months ended June 30, 2000 compared to $337,000 during the three months ended June 30, 1999,an increase of 31.2%. Sales of international private lines increased from $94,000 for three months ended June 30, 1999 to $682,000 for the three months ended June 30, 2000 due to more effective marketing of this product.

--------------------------------------------------------------------------------

Carrier Charges

     Carrier Charges decreased to $1.9 million during the three months ended June 30, 2000 compared to $3.4 million during the three months ended June 30, 1999, a decrease of 44.1%.

     Local access charges for Bermuda originating and terminating traffic decreased to $1.2 million for the three months ended June 30, 2000 from $1.3 million for the three months ended June 30, 1999. The decrease reflects reductions in the settlement rates paid to the Bermuda Telephone Company which were reduced from $0.27 per minute to $0.10 per minute for outbound traffic and from $0.24 per minute to $0.10 per minute for inbound traffic. This impact of lower settlement rates was partially offset by an increase in traffic volume.

     Foreign settlements for the three months ended June 30, 2000 decreased to $0.7 million from $2.1 million for the three months ended June 30, 1999, a decrease of 66.7%. This decrease was largely due to a reduction in the settlement rate to terminate calls to the U.S. which decreased from $0.35 to an average rate of $0.17. The impact of lower settlement rates was partially offset by an increase in traffic volume.

General and Administrative Expenses

     General and administrative expenses increased during the three months ended June 30, 2000 to $18.1 million compared to $2.6 million during the three months ended June 30, 1999, an increase of 596.2%. This increase was primarily due to marketing, promotions and administrative costs associated with the Atlantica-1 Network and commitment fees related to the Atlantica-1 Network financing. The increase also reflects costs of $4.5 million related to the 360networks inc. transaction as well as an increase in compensation expense of $6.4 million resulting from the vesting of certain stock options to the Company's directors and officers.

Amortization Expense

     Amortization of capital assets for the three months ended June 30, 2000 increased to $0.7 million from $0.4 million for the three months ended June 30, 1999, an increase of 75.0%. This increase resulted largely from the amortization expense attributed to increased ownership in the BUS-1 cable, which was acquired in November 1999 when the Company increased its ownership in TeleBermuda International L.L.C. from 20% to 100%. Pursuant to this transaction, the Company's effective interest in the BUS-1 cable increased from 50% to 100%.

     Amortization of deferred financing costs during the three months ended June 30, 2000 increased to $1.0 million compared to $87,000 for the three months ended June 30, 1999. This increase resulted from the amortization of deferred financing costs incurred as a result of the financing of the Atlantica-1 Network.

Interest on Long-Term Debt

     Interest on long-term debt increased to $5.6 million for the three months ended June 30, 2000 from $0.9 million for the three months ended June 30, 1999, an increase of 522.2%. This increase was a result of interest costs on the debt financing for the development of the Atlantica-1 Network secured by the Company in July 1999.

Interest income

     Interest income during the three months ended June 30, 2000 increased to $6.7 million from $33,000 during the three months ended June 30, 1999.
This increase was a result of investing certain proceeds from our July 1999 financing for the Atlantica-1 Network.

--------------------------------------------------------------------------------

Results of Operations - Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

Revenues

     Revenues increased to $13.4 million for the six months ended June 30, 2000 compared to $13.1 million for the six months ended June 30, 1999, an increase of 2.3%.

     Outbound revenues decreased to $9.6 million for the six months ended June 30, 2000 compared to $10.2 million for the six months ended June 30, 1999, a decrease of 5.9%. This decrease was the result of a decrease in the average rate per minute partially offset by higher traffic volumes. The average rate per outbound minute realized was $0.82 for the six months ended June 30, 2000 compared to $0.92 for the six months ended June 30, 1999. Outbound traffic volumes increased to 11.8 million minutes for the six months ended June 30, 2000 from 11.1 million minutes for the six months ended June 30, 1999. These volume increases were a response to an increase in marketing and advertising by the Company and were reflective of a positive response to the rate reductions.

     Inbound revenue decreased to $1.9 million during the six months ended June 30, 2000 compared to $2.1 million during the six months ended June 30, 1999, a decrease of 9.5%. This decrease was largely the result of a decrease in our settlement rate with our primary correspondent carrier. Further, revenue from TBI's debit card product increased to $0.6 million during the six months ended June 30, 2000 compared to $0.5 million during the six months ended June 30, 1999,an increase of 20%. Sales of international private lines increased from $0.2 million for the six months ended June 30, 1999 to $1.0 million for the six months ended June 30, 2000 due to more effective marketing of this product.

Carrier Charges

     Carrier Charges decreased to $4.4 million during the six months ended June 30, 2000 compared to $6.1 million during the six months ended June 30, 1999, a decrease of 27.9%.

     Local access charges for Bermuda originating and terminating traffic decreased to $2.5 million for the six months ended June 30, 2000 from $2.6 million for the six months ended June 30, 1999. The decrease reflects reductions in the settlement rates paid to the Bermuda Telephone Company which were reduced from $0.27 per minute to $0.10 per minute for outbound traffic and from $0.24 per minute to $0.10 per minute for inbound traffic. This impact of lower settlement rates was partially offset by an increase in traffic volume.

     Foreign settlements for the six months ended June 30, 2000 decreased to $1.9 million from $3.4 million for the six months ended June 30, 1999, a decrease of 44.1%. This decrease was largely due to a reduction in the settlement rate to terminate calls to the U.S. which decreased from $0.35 to an average rate of $0.19. The impact of lower settlement rates was partially offset by an increase in traffic volume.

General and Administrative Expenses

     General and administrative expenses increased during the six months ended June 30, 2000 to $27.7 million compared to $4.7 million during the six months ended June 30, 1999, an increase of 489.4%. This increase was primarily due to marketing, promotions and administrative costs associated with the Atlantica-1 Network and commitment fees related to the Atlantica-1 Network financing. The increase also reflects costs of $5.4 million related to the 360networks inc. transaction as well as an increase in compensation expense of $9.2 million resulting from the vesting of certain stock options to the Company's directors and officers.

--------------------------------------------------------------------------------

Amortization Expense

     Amortization of capital assets for the six months ended June 30, 2000 increased to $1.4 million from $0.8 million for the six months ended June 30, 1999, an increase of 75.0%. This increase resulted largely from the amortization expense attributed to increased ownership in the BUS-1 cable, which was acquired in November 1999 when the Company increased its ownership in TeleBermuda International L.L.C. from 20% to 100%. Pursuant to this transaction, the Company's effective interest in the BUS-1 cable increased from 50% to 100%.

     Amortization of deferred financing costs during the six months ended June 30, 2000 increased to $2.0 million compared to $0.2 million for the six months ended June 30, 1999. This increase resulted from the amortization of deferred financing costs incurred as a result of the financing of the Atlantica-1 Network.

Interest on Long-Term Debt

     Interest on long-term debt increased to $14.2 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999, an increase of 787.5%. This increase was a result of interest costs on the debt financing for the development of the Atlantica-1 Network secured by the Company in July 1999.

Interest income

     Interest income during the six months ended June 30, 2000 increased to $13.8 million from $0.1 million during the six months ended June 30, 1999. This increase was a result of investing certain proceeds from our July 1999 financing for the Atlantica-1 Network.

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

 . A bank credit facility of up to $400.0 million that consists of various term facilities totaling $390.0 million and a $10.0 million revolving credit facility. Our subsidiary GlobeNet Communications Holdings Ltd. ("Holdings"), the borrower under the credit facility, may also request an additional facility of up to $50.0 million, subject to lender approval and other restrictions. All loans under Holdings' bank credit facility mature on June 30, 2005 except for one of the term facilities of $100.0 million, which matures on September 30, 2005. The interest rates on the loans under the credit facility initially range from London Interbank Offered Rate, or LIBOR, plus 3.5% to LIBOR plus 4.0%. Availability of funds under the credit facility is subject to certain terms and conditions. Substantially all of the assets of Holdings and of its present and future direct and indirect subsidiaries have been pledged as collateral for the credit facility. In addition, the ultimate parent company of the supplier for the Atlantica-1 Network has provided an

--------------------------------------------------------------------------------
     initial guarantee of $100.0 million of one of the term facilities subject to certain conditions and adjustments.

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

Future Capital Expenditures and Capital Resources

     The development of the Atlantica-1 Network will require us to make significant capital expenditures in connection with building the undersea cable system and the related landing stations, and securing terrestrial capacity to connect the landing stations with major cities. We estimate the total cost to build the Atlantica-1 Network, including the secondary strand of the Rio extension (which will connect Fortaleza, Brazil and Rio de Janeiro, Brazil), landing stations and capital contingencies, will be approximately $825 million. This $825 million estimate does not include potential capital costs, if any, associated with securing terrestrial capacity, including any terrestrial extension to Buenos Aires, Argentina. We expect the primary ring of the Atlantica-1 Network (which will connect Tuckerton, New Jersey, St. David's, Bermuda, Fortaleza, Brazil, Punta Gorda, Venezuela and Boca Raton, Florida) to be RFS in January 2001.

     We have commitments under our supply contract with Alcatel Submarine Networks and Alcatel Submarine Networks, Inc. (collectively, "Alcatel") to make payment installments in varying amounts as construction milestones are achieved on the Atlantica-1 Network. The total of these payment installments for the years ending December 31, 2000 and December 31, 2001 are $506.4 million and $207.1 million, respectively.

     We expect to use the net proceeds we received from the private offering of our 13% senior notes and the private equity financing (net of the proceeds we used to repurchase outstanding shares of the Company from existing shareholders), together with available funds under Holdings' bank credit facility, to finance:

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

     Our expectations of required capital expenditures are based upon our current estimates. Our actual capital expenditures could vary from our estimates and these variations could be material. We expect that any additional capital requirements will be funded by 360networks.

     The Company's use of cash is generally restricted under the terms of Holdings' bank credit facility to operating and capital expenditures related to the Atlantica-1 Network and to other telecommunications activities. The investment of the cash is restricted to investments with a minimum credit rating

--------------------------------------------------------------------------------
of A-1 by Standard & Poor's or P-1 by Moody's.

Historical Capital Expenditures and Capital Resources

  We have incurred significant operating losses and capital expenditures related to the development of TBI. We have financed these expenditures through a combination of borrowings under TBI's retired credit facility and the retired subordinated loans, and equity contributions.

  Net cash used in operating activities was $11.7 million for the six months ended June 30, 2000, as compared to net cash provided by operating activities of $7.2 million for the six months ended June 30, 1999. The use of cash by operations in 2000 was due primarily to operating losses, costs associated with the 360networks inc. transaction.

  Cash provided by financing activities was $0.3 million for the six months ended June 30, 2000. Cash used in financing activities was $3.6 million for the six months ended June 30, 1999 and relates to repayments on our retired term loan and operating credit facility.

  Cash provided by investing activities was $11.4 million for the six months ended June 30, 2000. These funds were provided from a reduction of $173.2 million in our restricted cash investments offset by $158.9 million costs on the Atlantica-1 project. The cash used in investing activities was $5.5 million for the six months ended June 30, 1999 resulting from the receipt of a related party receivable and offset by network asset purchases.

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

 .  our failure to sell capacity on our planned cable systems,

 . our failure to obtain and maintain all necessary permits, licenses or authorizations to construct, land and operate our planned cable systems,

 . our failure to contract for or build any necessary backhaul facilities to provide city-to-city connectivity on our planned cable systems,

 . our failure to accurately project levels of demand for telecommunications capacity,

 .  political, economic, legal or regulatory changes that negatively affect

--------------------------------------------------------------------------------
   our operations, and

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

Foreign Currency Exposure

  We are exposed to fluctuations in foreign currencies relative to the U.S. dollar. Because the Bermuda dollar is pegged to the U.S. dollar, there is no foreign currency exposure for transactions conducted in this currency. Our foreign currency exposures as at June 30, 2000 were as follows:

  Note Receivable: We had a note receivable of (British Pounds)250,000 which is non-interest bearing and due November 20, 2000.

  Account Payable: We had an account payable of 874,005 SDR's, a notional currency tied to a basket of European currencies, to one of our carriers. This payable is current and non-interest bearing.

  Settlements on International Traffic: Settlements on international traffic are largely made in U.S. dollars. For the six months ended June 30, 2000, approximately 11% of the Company's cost of sales and 1% of the Company's revenue was denominated in a currency other than the U.S. dollar.

Interest Rate Exposure

  Long-term debt: As at June 30, 2000, we owed $100.0 million of variable-rate long-term debt which is due September 30, 2005. The interest rate on this debt fluctuates with LIBOR. On December 22, 1999, we entered into an interest rate cap transaction for $50.0 million of this debt, capping the LIBOR rate at 7.0% for a three-year term. The interest rate exposure on this debt is also mitigated by the fact that the proceeds from this debt are invested in short-term investments, the return on which also fluctuates with market interest rates. As at June 30, 2000, we also owed $300.0 million on our outstanding senior notes, which is due July 15, 2007 and has a fixed interest rate of 13%.

  Short-term investments: We held $344.8 million in money market investments at June 30, 2000. The return on this investment portfolio fluctuates with market interest rates.

  The table below provides information about the interest rates of our debt obligations and the interest rate cap transaction. The table shows the amount of debt and average interest rates as of June 30, 2000, by expected maturity

--------------------------------------------------------------------------------
dates.

                            EXPECTED MATURITY DATES


                                           2000       2001    2002       2003       2004   Thereafter     Total        Fair Value
                                                                                                       06/30/2000      06/30/1999
                                           -----------------------------------------------------------------------------------------
                                                                   (in thousands)
U.S. DOLLAR
DEBT

13% Series B Senior Notes                      -       -          -         -       -       300,000      300,000     300,000     N/A
due 2007
  Average interest rates - fixed                                                                 13%

Bank Credit Facility due 2005                  -       -          -         -       -       100,000      100,000     100,000     N/A
  Average interest rates - variable                                                             (1)

DERIVATIVE INSTRUMENTS

Interest Rate Cap for                          -       -     50,000(2)      -       -            --       50,000      50,537     N/A
  contract notional amount

_________________

(1) The interest rate is calculated at LIBOR plus 4.0%. The interest rate as of June 30, 2000 was 10.81%.

(2) The interest rate cap fixes the LIBOR rate at 7% for $50,000 of Holdings' bank credit facility.


                                   PART II.

                               OTHER INFORMATION

ITEM 1. Legal Proceedings.

     On June 8, 2000, the Minister of Telecommunications and E-Commerce Affairs in Bermuda amended the licenses of certain local ISPs so that they could compete with TBI in the international voice services market by offering voice over Internet protocol service to the Bermuda market. The ability of TBI and Cable & Wireless, TBI's largest competitor, to provide Internet services under their licenses was also restricted to the provision of commercial Internet services. TBI is presently party to an appeal of the June 8, 2000 decision, which is scheduled to be heard by the Supreme Court of Bermuda on September 18, 2000. In the event that the appeal is unsuccessful, these developments may adversely impact our revenues from TBI's Bermuda long-distance business.

     As a consequence of the change in policy represented by the June 8, 2000 decision of the Minister of Telecommunications and E-Commerce Affairs, the Bermuda ISP that had filed for declaratory relief in order to challenge the Minister's refusal to permit it to provide voice over Internet protocol service, withdrew its appeal of the dismissal of its lawsuit on July 14, 2000.

     In addition to the foregoing, we are, from time to time, a party to litigation that arises in the normal course of our business operations. We are not a party to any such litigation the resolution of which we expect to have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. Changes In Securities And Use Of Proceeds.

  Not applicable.

ITEM 3. Defaults Upon Senior Securities.

  Not applicable.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

--------------------------------------------------------------------------------

     Holders of common shares and Class B restricted voting shares of the Company met on May 10, 2000 at separate court meetings and with 11,961,958 common share s represented in person or by proxy and 793 Class B restricted voting shares represented in person or by proxy, approved the scheme of arrangement under which the Company became a wholly owned subsidiary of 360networks inc. There were no votes cast against the scheme and there were no abstentions. On June 20, 2000, 360networks inc. completed its acquisition of the Company and acquired all of the common shares of the Company in exchange 2.51 360networks inc. subordinated voting shares. Under the scheme, holders of class B restricted voting shares transferred their class B restricted voting shares 360networks inc for no consideration.








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

     27.1      Financial Data Schedule


(b) Report on Form 8-K

None

--------------------------------------------------------------------------------

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        GLOBENET COMMUNICATIONS GROUP LIMITED



August 14, 2000       By:  /s/ Lin Gentemann
                         -------------------------------------------
                         Name:  Lin Gentemann
                         Title: Executive Vice President, Secretary and
                                    General Counsel
                                 (duly authorized officer)

                      By:  /s/ Will Walls
                         -------------------------------------------
                         Name: Will Walls
                         Title: Chief Financial Officer
                           (principal financial or chief accounting officer)

--------------------------------------------------------------------------------
                                                                         Page 17